Form 10-Q
period 2004-09-30
ARCH WESTERN RESOURCES LLC
filed 2004-11-12
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-107569-03

ARCH WESTERN RESOURCES, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1811130 (I.R.S. Employer Identification No.)

One CityPlace Drive, Suite 300, St. Louis, Missouri 63141
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 1, 2004, 99.5% of the registrant’s common equity was held by Arch Western Acquisition Corporation and the remaining .5 percent was held by BP p.l.c.

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003 and the Nine Months Ended September 30, 2004 and 2003	2
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	41
Item 4. Controls and Procedures	41
PART II. OTHER INFORMATION	41
Item 1. Legal Proceedings	41
Item 2. Changes in Securities Use of Proceeds and Issues Purchasers of Equity Securities	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41
Item 6. Exhibits	41
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer
Certification of Principal Financial Officer

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH WESTERN RESOURCES, LLC

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$60	$35,171
Trade accounts receivable	84,820	48,135
Other receivables	7,779	4,438
Inventories	71,677	35,830
Other	18,090	6,695

Total current assets	182,426	130,269

Property, plant and equipment, net	1,091,038	759,872
Other assets
Investment in Canyon Fuel Company, LLC	0	146,180
Coal supply agreements	7,459	4,862
Receivable from Arch Coal, Inc.	489,416	351,866
Other	33,944	18,466

Total other assets	530,819	521,374

Total assets	$1,804,283	$1,411,515

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Accounts payable	$60,294	$24,436
Accrued expenses	123,941	90,478

Total current liabilities	184,235	114,914
Long-term debt	800,000	700,000
Accrued postretirement benefits other than pension	25,176	14,086
Asset retirement obligations	127,698	91,474
Accrued workers’ compensation	11,841	6,760
Other noncurrent liabilities	35,017	7,645

Total liabilities	1,183,967	934,879

Minority interest	110,395	—
Redeemable equity interests	4,913	4,746
Non-redeemable members’ equity	505,008	471,890

	$1,804,283	$1,411,515

See notes to condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Coal sales	$208,579	$127,771	$490,200	$369,834
Costs and expenses
Cost of coal sales	191,207	115,281	445,457	335,727
Selling, general and administrative expenses	3,816	3,106	11,581	10,547
Amortization of coal supply agreements, net	(513)	98	(318)	290

	194,510	118,485	456,720	346,564

Other Operating Income
Income from equity investment	1,143	1,392	8,410	17,596
Other operating income	1,106	2,920	8,416	9,215

	2,249	4,312	16,826	26,811

Income from operations	16,318	13,598	50,306	50,081
Interest expense, net:
Interest expense	(14,061)	(11,851)	(39,906)	(32,408)
Interest income primarily from Arch Coal, Inc.	4,812	3,426	12,387	10,927

	(9,249)	(8,425)	(27,519)	(21,481)

Other non-operating income (expense):
Expenses from early debt extinguishment and termination of hedge accounting for interest rate swaps	(3,388)	(3,388)	(10,162)	(8,283)

Income before cumulative effect of accounting change	3,681	1,785	12,625	20,317
Cumulative effect of accounting change	—	—	—	(18,278)
Minority interest	(2,017)	—	(2,017)	—

Net income	1,664	1,785	10,608	2,039
Net income attributable to redeemable equity interests	8	9	53	10

Net income attributable to non-redeemable equity interests	$1,656	$1,776	$10,555	$2,029

See notes to condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$10,608	$2,039
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	54,934	46,862
Prepaid royalties expensed	10,002	—
Other non-operating expense	10,162	8,283
Accretion on asset retirement obligations	6,590	7,439
Net gain on disposition of assets	(93)	(10)
Income from equity investment	(8,410)	(17,596)
Net distributions from equity investment	16,049	20,719
Minority interest	2,017	—
Cumulative effect of accounting change	—	18,278
Changes in:
Receivables	(4,341)	16,089
Inventories	1,887	(1,126)
Accounts payable and accrued expenses	(34,465)	3,292
Note receivable/payable to Arch Coal	(132,706)	(44,349)
Accrued postretirement benefits other than pension	782	(957)
Asset retirement obligations	(4,800)	(12,643)
Accrued workers’ compensation benefits	(949)	(177)
Other	2,028	2,648

Cash (used in) provided by operating activities	(70,705)	48,791

Investing activities
Capital expenditures	(52,626)	(22,397)
Proceeds from dispositions of capital assets	133	10
Additions to prepaid royalties	(11,688)	—

Cash used in investing activities	(64,181)	(22,387)

Financing activities
Proceeds from issuance of debt	100,000	700,000
Debt financing cost	(225)	(16,171)
Payments on term debt	—	(675,000)

Cash provided by financing activities	99,775	8,829

Increase (decrease) in cash and cash equivalents	(35,111)	35,233
Cash and cash equivalents, beginning of period	35,171	249

Cash and cash equivalents, end of period	$60	$35,482

See notes to condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)

Note A — General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2004 are not necessarily indicative of results to be expected for the year ending December 31, 2004.

Arch Western Resources, LLC (the “Company”) was formed as a joint venture on June 1, 1998 when Arch Coal, Inc. (“Arch Coal”) acquired the United States coal operations of Atlantic Richfield Company and combined these operations with Arch Coal’s western operations. Arch Western’s membership interests are owned 99% by Arch Coal and 1% by an affiliate of BP p.l.c. (“BP”), the successor to Atlantic Richfield Company. Arch Coal’s ownership is comprised entirely of common membership interests, while BP’s ownership is comprised of a 0.5% common membership interest and a 0.5% preferred membership interest.

Under the terms of the Company’s membership agreement, net profits and losses are allocated only to the common membership interests on the basis of 99.5% to Arch Coal and 0.5% to BP. No profit or loss is allocated to the preferred membership interest of BP. Except for a Preferred Return, distributions to members are allocated on the basis of 99.5% to Arch Coal and 0.5% to BP. The Preferred Return entitles BP to receive an annual distribution from the common membership interests equal to 4% of the preferred capital account balance at the end of the year. The Preferred Return is payable at the Company’s discretion.

The Company mines and markets steam coal from surface and deep mines for sale to utility and industrial customers in the United States and certain export markets. The Company’s principal subsidiaries are Thunder Basin Coal Company, L.L.C., which operates a surface coal mine and owns one idle mine in the Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., which operates one underground coal mine in Colorado; and Arch of Wyoming, which operates two surface coal mines in the Hanna Basin in Wyoming (which were both put into reclamation mode in 2004). In addition to these wholly owned operating units, the Company has a 65% interest in Canyon Fuel Company, LLC (“Canyon Fuel”). Canyon Fuel operates three underground mines in Utah. Through July 31, 2004, the Company’s interest in Canyon Fuel was accounted for on the equity method as a result of certain super-majority voting rights in the Canyon Fuel joint venture agreement. On July 31, 2004, Arch Coal purchased the remaining 35% interest in Canyon Fuel not owned by the Company. Upon Arch Coal’s acquisition of the 35% interest, Canyon Fuel’s joint venture agreement was amended to eliminate the super-majority voting rights. As a result, for periods subsequent to July 31, 2004, the Company will consolidate 100% of the results of Canyon Fuel in its financial statements and deduct for Arch Coal’s 35% minority interest in Canyon Fuel. Amounts included in the accompanying condensed consolidated financial statements for Canyon Fuel represent amounts recorded by the Company under the equity method of accounting through July 31, 2004 and amounts consolidated by the Company subsequent to that date.

Note B — Contribution of North Rochelle Mine

On August 20, 2004, Arch Coal acquired (1) Vulcan Coal Holdings, L.L.C., which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton for a purchase price of $376.0 million, including transaction costs and subject to working capital adjustments. Upon acquisition, Arch Coal contributed the assets and liabilities of Triton’s North Rochelle mine (excluding coal reserves) to the Company. The contribution results in the integration of the North Rochelle mine with the Company’s existing Black Thunder mine in the Powder River Basin. The North Rochelle mine produced an estimated 23.9 million tons of coal in 2003 and its reserve base totaled an estimated 226.0 million tons of super-compliance coal at December 31, 2003.

Concurrently with the contribution, the Company entered into a sublease transaction with Arch Coal for the right to mine the former North Rochelle coal reserves. Under the terms of the sublease agreement, the Company pays a production royalty to Arch Coal for tons mined on the North Rochelle property. For the quarter ended September 30, 2004, the Company paid royalties of $0.2 million to Arch Coal.

The effects of the contribution have been recorded in the accompanying condensed consolidated financial statements as of, and for the periods subsequent to, August 20, 2004. The contributed assets and liabilities have been recorded at their estimated fair value. The final valuation of the assets acquired and liabilities assumed is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals prior to year-end.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of contribution (dollars in thousands):

Cash	$407
Accounts receivable	14,450
Materials and supplies	4,332
Coal inventory	4,874
Other current assets	1,283
Property, plant, equipment and mine development	75,886
Coal supply agreements	3,975
Accounts payable and accrued expenses	(74,131)
Other noncurrent assets and liabilities, net	(20,004)

Total contribution	$11,072

Amounts preliminarily allocated to coal supply agreements noted in the table above represent the value attributed to above-market coal supply agreements to be amortized over the remaining terms of the contracts. The amortization period on these acquired coal supply agreements ranges from one to seven years.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the contributed North Rochelle mine, as well as the consolidation of Canyon Fuel (net of Arch Coal’s minority interest), on a pro forma basis, as though the contribution and consolidation had occurred as of the beginning of each period presented. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and the North Rochelle mine constituted a single entity during those periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Revenues:
As reported	$208,579	$127,771	$490,200	$369,834
Pro forma	251,699	236,540	741,973	699,185
Income before accounting changes:
As reported	3,681	1,785	12,625	20,317
Pro forma	977	2,003	17,571	37,623
Net income (loss):
As reported	1,664	1,785	10,608	2,039
Pro forma	(2,111)	1,355	11,219	4,993

Note C — Transactions or Events Affecting Comparability of Reported Results

During the nine months ended September 30, 2004, the Office of Surface Mining completed an audit of certain of the Company’s federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in the Company being assessed additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.

During the first nine months of 2004, Canyon Fuel, which was accounted for under the equity method through July 31, 2004, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $3.2 million for the nine months ended September 30, 2004. The Company’s share of these costs totals $2.1 million and is reflected in income from equity investment in the Condensed Consolidated Statements of Operations.

On June 25, 2003, the Company repaid its term loans with the proceeds from the offering of senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three and nine months ending September 30, 2004, the Company recognized $3.4 million and $10.2 million, respectively, of expense related to the amortization of previously deferred mark-to-market adjustments. For the nine months ended September 30, 2003, the Company recognized $3.6 million of expense related to the amortization of previously deferred mark-to-market adjustments and $4.7 million of expense related to early debt extinguishment costs.

During the nine months ended September 30, 2003, the Company was notified by the State of Wyoming of a favorable ruling as it relates to the Company’s calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the three and nine months ended September 30, 2003 was a loss of $0.8 million and a gain of $2.5 million, respectively, which is reflected in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations.

Note D — Adoption of FAS 143

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (FAS 143). FAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Previously, the Company accrued for the expected costs of these obligations over the estimated useful mining life of the property.

The following table describes the changes to the Company’s asset retirement obligation for the nine months ended September 30, 2004 and 2003:

	2004	2003
	(in thousands)
Balance at January 1 (including current portion)	$106,285	$69,069
Impact of adoption	—	44,614
Impact of contributed liabilities and consolidation of Canyon Fuel	39,540	—
Accretion expense	6,591	7,439
Liabilities settled	(4,882)	(12,676)

Balance at September 30	147,534	108,446
Current portion included in accrued expenses	(19,836)	(14,841)

Long-term liability	$127,698	$93,605

Note E — Investment in Canyon Fuel

Through July 31, 2004, the Company accounted for its investment in Canyon Fuel under the equity method. The following table presents unaudited summarized financial information for Canyon Fuel for those periods when the Company accounted for its investment under the equity method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Income Statement Information	2004	2003	2004	2003
		(in thousands)
Revenues	$20,186	$57,751	$142,893	$179,234
Total costs and expenses	18,791	57,879	133,546	161,015

Net income before cumulative effect of accounting change	$1,395	$(128)	$9,347	$18,219

65% of Canyon Fuel net income before cumulative effect of accounting change	$906	$(83)	$6,075	$11,842
Effect of purchase adjustments	237	1,475	2,335	5,754

Arch Western’s income from its equity investment in Canyon Fuel	$1,143	$1,392	$8,410	$17,596

Through July 31, 2004, the Company’s income from its equity investment in Canyon Fuel represents 65% of Canyon Fuel’s net income after adjusting for the effect of purchase adjustments related to its investment in Canyon Fuel. The Company’s investment in Canyon Fuel reflects purchase adjustments related to the reduction in amounts assigned to sales contracts, mineral reserves and other property, plant and equipment. The purchase adjustments are amortized consistent with the underlying assets of the joint venture.

Effective January 1, 2003, Canyon Fuel adopted FAS 143 and recorded a cumulative effect loss of $2.4 million. The Company’s 65% share of this amount was offset by purchase adjustments of $0.5 million. These amounts are included in the cumulative effect of accounting change reported in the Company’s Condensed Consolidated Statements of Operations.

Note F — Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in members’ equity during the year from non-owner sources. The following table presents comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(in thousands)
Net income	$1,664	$1,785	$10,608	$2,039
Other comprehensive income (loss) (net of amounts reclassified to earnings)	3,390	3,406	11,677	(5,920)

Total comprehensive income (loss)	$5,054	$5,191	$22,285	$(3,881)

Other comprehensive income for the three and nine months ended September 30, 2004 and three months ended September 30, 2003 consists primarily of the reclassification of previously deferred mark-to-market losses from other comprehensive income to net income. Other comprehensive loss for the nine months ended September 30, 2003 represents mark-to-market adjustments related to the Company’s financial derivatives positions for the periods when those positions were deemed to be effective hedges and the reclassification of previously deferred mark-to-market losses from other comprehensive income to net income.

Note G – Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering certain of its salaried and non-union hourly employees. Benefits are generally based on the employee’s years of service and compensation. The Company funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes.

The Company also currently provides certain postretirement medical/life insurance coverage for eligible employees. Generally, covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. The salaried employee postretirement medical/life plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The Company’s current funding policy is to fund the cost of all postretirement medical/life insurance benefits as they are paid.

Components of Net Periodic Benefit Cost

The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Three Months Ended September 30,	2004	2003	2004	2003
	(In thousands)
Service cost	$1,324	$747	$387	$220
Interest cost	1,033	1,202	349	254
Expected return on plan assets*	(1,348)	(1,169)	—	—
Other amortization and deferral	519	(156)	(32)	172

	$1,528	$624	$704	$646

			Other postretirement
	Pension benefits		benefits
Nine Months Ended September 30,	2004	2003	2004	2003
	(In thousands)
Service cost	$2,774	$2,261	$872	$634
Interest cost	2,948	2,531	851	740
Expected return on plan assets*	(3,807)	(3,507)	—	—
Other amortization and deferral	962	420	(35)	(353)

	$2,877	$1,705	$1,688	$1,021

* The Company does not fund its other postretirement liabilities.

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $6.5 million to its pension plan in 2004. During the period ended September 30, 2004, Arch Coal contributed 210,000 shares of its common stock to the Company’s pension plan (the pension plan subsequently sold the shares on the open market). The market value of Arch Coal’s common stock on the date of contribution was $30.88 per share. The Company presently does not anticipate contributing additional amounts to the pension plan in 2004.

Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position

FAS 106-2, Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”). The Company has included the effects of the Act in its financial statements for the nine months ending September 30, 2004 in accordance with FSP 106-2. Implementation of FSP 106-2 did not result in a material change in the Company’s postretirement benefit obligation or its anticipated postretirement medical expenses.

Note H — Inventories

Inventories consist of the following:

	September 30,	December 31,
	2004	2003
	(in thousands)
Coal	$39,236	$15,098
Repair parts and supplies	32,441	20,732

	$71,677	$35,830

Note I — Debt

On August 20, 2004, the Company borrowed $100.0 million under its term loan facility, which was established on September 19, 2003. The $100.0 million was loaned to Arch Coal and used to help fund the acquisition of Triton. Under the facility, the loan is due in quarterly installments from October 2004 through April 2007.

On June 25, 2003, Arch Western Finance, LLC, a subsidiary of the Company, completed the offering of $700 million of senior notes and utilized the proceeds of the offering to repay the Company’s existing $675 million term loans. The senior notes bear a fixed rate of interest of 6.75% and are due in full on July 1, 2013. Interest on the senior notes is payable on January 1 and July 1 each year commencing January 1, 2004. The senior notes are guaranteed by the Company and certain of its subsidiaries and are secured by a security interest in loans made by the Company to Arch Coal. The terms of the senior notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, sell or transfer assets, and make investments.

Note J — Related Party Transactions

The Company pays selling, general and administrative services fees to Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $3.8 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively and $11.6 million and $10.5 million for the nine months ended September 30, 2004 and 2003, respectively. These amounts are reported as selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note K — Segment Information

The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major western low-sulfur coal basins. The Company has two reportable segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (which include all mining costs but exclude pass-through transportation expenses). The Company’s reportable segments are Powder River Basin and Western Bituminous. The Company’s operations in the Powder River Basin are located in Wyoming and include one active surface mine (into which the North Rochelle mine was integrated) and one idle surface mine. The Company’s operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mines (one of which was idled in May 2004) and two surface mines (which were both put into reclamation mode in 2004).

Operating segment results for the three and nine months ending September 30, 2004 and 2003 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, other support functions, and the elimination of intercompany transactions.

Three months ending September 30, 2004

			Corporate,
	Powder River	Western	Other and
(Amounts in thousands, except per ton amounts)	Basin	Bituminous	Eliminations	Consolidated
Coal sales	$144,431	$64,148	$—	$208,579
Income from equity investments	—	1,143	—	1,143
Income from operations	14,092	5,889	(3,663)	16,318
Total assets	1,129,833	1,373,331	(698,881)	1,804,283
Depreciation, depletion and amortization	14,688	6,850	—	21,538
Capital expenditures	13,692	8,326	—	22,018
Operating cost per ton	6.53	15.30

Three months ending September 30, 2003

			Corporate,
	Powder River		Other and
(Amounts in thousands, except per ton amounts)	Basin	Western Bituminous	Eliminations	Consolidated
Coal sales	$100,176	$27,595	$—	$127,771
Income from equity investments	—	1,392	—	1,392
Income from operations	11,973	3,805	(2,180)	13,598
Total assets	966,234	934,177	(499,163)	1,401,248
Equity investments	—	156,722	—	156,722
Depreciation, depletion and amortization	10,909	4,973	—	15,882
Capital expenditures	8,985	3,209	—	12,194
Operating cost per ton	5.56	14.58

Nine months ending September 30, 2004

			Corporate,
	Powder River	Western	Other and
(Amounts in thousands, except per ton amounts)	Basin	Bituminous	Eliminations	Consolidated
Coal sales	$372,009	$118,191	$—	$490,200
Income from equity investments	—	8,410	—	8,410
Income from operations	42,929	17,346	(9,969)	50,306
Depreciation, depletion and amortization	40,151	14,783	—	54,934
Capital expenditures	41,270	11,356	—	52,626
Operating cost per ton	6.21	15.82

Nine months ending September 30, 2003

			Corporate,
	Powder River	Western	Other and
(Amounts in thousands, except per ton amounts)	Basin	Bituminous	Eliminations	Consolidated
Coal sales	$291,838	$77,996	$—	$369,834
Income from equity investments	—	17,596	—	17,596
Income from operations	37,103	20,156	(7,178)	50,081
Depreciation, depletion and amortization	32,201	14,661	—	46,862
Capital expenditures	16,530	5,867	—	22,397
Operating cost per ton	5.55	15.34

Reconciliation of segment income from operations to consolidated income before income taxes and cumulative effect of accounting change:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Total segment income from operations	$16,318	$13,598	$50,306	$50,081
Interest expense	(14,061)	(11,851)	(39,906)	(32,408)
Interest income	4,812	3,426	12,387	10,927
Other non-operating expense	(3,388)	(3,388)	(10,162)	(8,283)

Income before income taxes and cumulative effect of accounting change	$3,681	$1,785	$12,625	$20,317

Note L — Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the classifications in the 2004 financial statements with no effect on previously reported net income or members’ equity.

Note M – Subsequent Event

On October 22, 2004, the Company issued $250.0 million of 6.75% Senior Notes due 2013 at a price of 104.75% of par. Interest on the notes is payable on January 1 and July 1 of each year, beginning on January 1, 2005. The debt offering was issued under an indenture dated June 25, 2003, to which the Company previously issued $700.0 million of 6.75% Senior Notes due 2013. The proceeds from the issuance, net of the underwriters’ discount and related expenses, were $256.8 million. The net proceeds will be used primarily to repay the $100.0 million in borrowings under the Company’s term loan facility. The balance of the net proceeds will be loaned to Arch Coal.

Note N — Supplemental Condensed Consolidating Financial Information

In accordance with the indenture governing the Arch Western Finance senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Arch Western Finance, LLC, a wholly-owned subsidiary of the Company), (iii) the Company’s wholly-owned subsidiaries (Thunder Basin Coal Company, L.L.C., Mountain Coal Company, L.L.C., and Arch of Wyoming, LLC), on a combined basis, which are guarantors under the Notes, and (iv) its majority owned subsidiary (Canyon Fuel Company, LLC) which is not a guarantor under the Notes. Amounts included in the following consolidating condensed financial statements for Canyon Fuel represent amounts recorded by the Company under the equity method of accounting through July 31, 2004 and amounts consolidated by the Company subsequent to that date.

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

STATEMENTS OF OPERATIONS

Quarter Ended September 30, 2004

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$171,327	$37,252	$—	$208,579
Cost of coal sales	359	—	155,641	35,207	—	191,207
Selling, general and administrative	3,816	—	—	—	—	3,816
Amortization of coal supply agreements	—	—	1,085	(1,598)	—	(513)

	4,175	—	156,726	33,609	—	194,510

Income from equity investment	18,932	—	—	1,143	(18,932)	1,143
Other operating income	948	—	109	49	—	1,106

	19,880	—	109	1,192	(18,932)	2,249

Income from operations	15,705	—	14,710	4,835	(18,932)	16,318
Interest expense	(13,448)	(13,372)	—	—	12,759	(14,061)
Interest income primarily from Arch Coal, Inc.	4,812	12,759	—	—	(12,759)	4,812

	(8,636)	(613)	—	—	—	(9,249)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)
Minority interest	(2,017)	—	—	—	—	(2,017)

Net income (loss)	$1,664	$(613)	$14,710	$4,835	$(18,932)	$1,664

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

STATEMENTS OF OPERATIONS

Quarter Ended September 30, 2004

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$452,948	$37,252	$—	$490,200
Cost of coal sales	2,921	—	407,329	35,207	—	445,457
Selling, general and administrative	11,581	—	—	—	—	11,581
Amortization of coal supply agreements	—	—	1,280	(1,598)	—	(318)

	14,502	—	408,609	33,609	—	456,720

Income from equity investment	55,923	—	—	8,410	(55,923)	8,410
Other operating income	6,975	—	1,392	49	—	8,416

	62,898	—	1,392	8,459	(55,923)	16,826

Income from operations	48,396	—	45,731	12,102	(55,923)	50,306
Interest expense	(37,996)	(38,781)	—	—	36,871	(39,906)
Interest income primarily from Arch Coal, Inc.	12,387	36,871	—	—	(36,871)	12,387

	(25,609)	(1,910)	—	—	—	(27,519)
Other non-operating expense	(10,162)	—	—	—	—	(10,162)
Minority interest	(2,017)	—	—	—	—	(2,017)

Net income (loss)	$10,608	$(1,910)	$45,731	$12,102	$(55,923)	$10,608

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

BALANCE SHEET

September 30, 2004

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$35	$25	$—	$60
Trade accounts receivable	73,407	—	1,847	9,566	—	84,820
Other receivables	(2)	—	1,779	6,002	—	7,779
Inventories	—	—	45,622	26,055	—	71,677
Other current assets	1,852	—	6,066	10,172	—	18,090

Total current assets	75,257	—	55,349	51,820	—	182,426

Property, plant and equipment, net	—	—	835,824	255,214	—	1,091,038
Investment in subsidiaries	1,346,421	—	—	—	(1,346,421)	—
Coal supply agreements	—	—	7,459	—	—	7,459
Receivable from Arch Coal, Inc.	489,416	—	—	—	—	489,416
Intercompanies	(1,160,305)	695,755	433,929	30,621	—	—
Other	4,975	13,648	15,321	—	—	33,944

Total other assets	680,507	709,403	456,709	30,621	(1,346,421)	530,819

Total assets	$755,764	$709,403	$1,347,882	$337,655	$(1,346,421)	$1,804,283

Accounts payable	$6,147	$—	$44,135	$10,012	$—	$60,294
Accrued expenses	3,999	12,974	99,106	7,862	—	123,941

Total current liabilities	10,146	12,974	143,241	17,874	—	184,235
Long-term debt	100,000	700,000	—	—	—	800,000
Accrued postretirement benefits other than pension	14,921	—	2,488	7,767	—	25,176
Asset retirement obligations	—	—	116,385	11,313	—	127,698
Accrued workers’ compensation	5,916	—	1,246	4,679	—	11,841
Other noncurrent liabilities	4,465	—	5,817	24,735	—	35,017

Total liabilities	135,448	712,974	269,177	66,368	—	1,183,967

Minority interest	110,395	—	—	—	—	110,395

Redeemable equity interests	4,913	—	—	—	—	4,913
Non-redeemable members’ equity	505,008	(3,571)	1,078,705	271,287	(1,346,421)	505,008

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$755,764	$709,403	$1,347,882	$337,655	$(1,346,421)	$1,804,283

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2004

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Cash provided by (used in) operating activities	$(95,407)	$—	$27,125	$(2,423)	$(70,705)

Investing activities
Capital expenditures	—	—	(50,695)	(1,931)	(52,626)
Proceeds from dispositions of capital assets	—	—	122	11	133
Additions to prepaid royalties	—	—	(11,688)	—	(11,688)

Cash used in investing activities	—	—	(62,261)	(1,920)	(64,181)

Financing activities
Debt financing costs	(225)	—	—	—	(225)
Proceeds on debt	100,000	—	—	—	100,000
Transactions with affiliates	(4,368)	—	—	4,368	—

Cash provided by financing activities	95,407	—	—	4,368	99,775

Decrease in cash and cash equivalents	—	—	(35,136)	25	(35,111)
Cash and cash equivalents, beginning of period	—	—	35,171	—	35,171

Cash and cash equivalents, end of period	$—	$—	$35	$25	$60

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

STATEMENTS OF OPERATIONS

Quarter Ended September 30, 2003

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$127,771	$—	$—	$127,771
Cost of coal sales	339	—	114,942	—	—	115,281
Selling, general and administrative	3,106	—	—	—	—	3,106
Amortization of coal supply agreements	—	—	98	—	—	98

	3,445	—	115,040	—	—	118,485

Income from equity investment	12,819	—	—	1,392	(12,819)	1,392
Other operating income	2,751	—	169	—	—	2,920

	15,570	—	169	1,392	(12,819)	4,312

Income from operations	12,125	—	12,900	1,392	(12,819)	13,598
Interest expense	(9,731)	(12,375)	(3)	—	10,258	(11,851)
Interest income primarily from Arch Coal, Inc.	2,779	10,905	—	—	(10,258)	3,426

	(6,952)	(1,470)	(3)	—	—	(8,425)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)

Net income (loss)	$1,785	$(1,470)	$12,897	$1,392	$(12,819)	$1,785

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

STATEMENTS OF OPERATIONS

Nine months ended September 30, 2003

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$369,834	$—	$—	$369,834
Cost of coal sales	960	—	334,767	—	—	335,727
Selling, general and administrative	10,547	—	—	—	—	10,547
Amortization of coal supply agreements	—	—	290	—	—	290

	11,507	—	335,057	—	—	346,564

Income from equity investment	51,382	—	—	17,596	(51,382)	17,596
Other operating income	8,751	—	464	—	—	9,215

	60,133	—	464	17,596	(51,382)	26,811

Income from operations	48,626	—	35,241	17,596	(51,382)	50,081
Interest expense	(30,928)	(13,022)	(10)	—	11,552	(32,408)
Interest income primarily from Arch Coal, Inc.	10,902	11,552	25	—	(11,552)	10,927

	(20,026)	(1,470)	15	—	—	(21,481)
Other non-operating expense	(8,283)	—	—	—	—	(8,283)
Income before cumulative effect	20,317	(1,470)	35,256	17,596	(51,382)	20,317
Cumulative effect of accounting change	(18,278)	—	—	—	—	(18,278)

Net income (loss)	$2,039	$(1,470)	$35,256	$17,596	$(51,382)	$2,039

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

BALANCE SHEET

December 31, 2003

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$35,171	$—	$—	$35,171
Trade accounts receivable	48,135	—	—	—	—	48,135
Other receivables	3,061	—	1,377	—	—	4,438
Inventories	—	—	35,830	—	—	35,830
Other current assets	2,902	—	3,793	—	—	6,695

Total current assets	54,098	—	76,171	—	—	130,269

Property, plant and equipment, net	—	—	759,872	—	—	759,872
Investment in subsidiaries	1,166,270	—	—	146,180	(1,166,270)	146,180
Coal supply agreements	—	—	4,862	—	—	4,862
Receivable from Arch Coal, Inc.	351,866	—	—	—	—	351,866
Intercompanies	(1,058,804)	708,038	350,766	—	—	—
Other	1,050	14,712	2,704	—	—	18,466

Total other assets	460,382	722,750	358,332	146,180	(1,166,270)	521,374

Total assets	$514,480	$722,750	$1,194,375	$146,180	$(1,166,270)	$1,411,515

Accounts payable	$2,907	$—	$21,529	$—	$—	$24,436
Accrued expenses	8,939	24,413	57,126	—	—	90,478

Total current liabilities	11,846	24,413	78,655	—	—	114,914
Long-term debt	—	700,000	—	—	—	700,000
Accrued postretirement benefits other than pension	14,086	—	—	—	—	14,086
Asset retirement obligations	—	—	91,474	—	—	91,474
Accrued workers’ compensation	6,136	—	624	—	—	6,760
Other noncurrent liabilities	5,776	—	1,869	—	—	7,645

Total liabilities	37,844	724,413	172,622	—	—	934,879

Redeemable equity interests	4,746	—	—	—	—	4,746
Non-redeemable members’ equity	471,890	(1,663)	1,021,753	146,180	(1,166,270)	471,890

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$514,480	$722,750	$1,194,375	$146,180	$(1,166,270)	$1,411,515

ARCH WESTERN RESOURCES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars) — (Continued)

STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2003

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating activities
Cash (used in) provided by operating activities	$(29,302)	$—	$57,374	$20,719	$48,791

Investing activities
Capital expenditures	—	—	(22,397)	—	(22,397)
Proceeds from dispositions of capital assets	—	—	10	—	10

Cash used in investing activities	—	—	(22,387)	—	(22,387)

Financing activities
Proceeds from issuance of senior notes	—	700,000	—	—	700,000
Debt financing costs	(16,171)	—	—	—	(16,171)
Payments on term debt	(675,000)	—	—	—	(675,000)
Transactions with affiliates	720,719	(700,000)	—	(20,719)	—

Cash provided by (used in) financing activities	29,548	—	—	(20,719)	8,829

Increase in cash and cash equivalents	246	—	34,987	—	35,233
Cash and cash equivalents, beginning of period	194	—	55	—	249

Cash and cash equivalents, end of period	$440	$—	$35,042	$—	$35,482

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In this quarterly report, statements that are not reported financial results or other historical information are “forward-looking statements.” Forward-looking statements give current expectations or forecasts of future events and are not guarantees of future performance. They are based on our management’s expectations that involve a number of business risks and uncertainties, any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	our expectation of continued growth in the demand for our coal by the domestic electric generation industry;

•	our belief that legislation and regulations relating to the Clean Air Act and other proposed environmental initiatives and the relatively higher costs of competing fuels will increase demand for our compliance and low sulfur coal;

•	our expectations regarding incentives to generators of electricity to minimize their fuel costs as a result of electric utility deregulation;

•	our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	a variety of market, operational, geologic, permitting, labor and weather related factors;

•	our expectations regarding any synergies to be derived from the Triton acquisition; and

•	the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties,” including, but not limited to, the following:

•	A reduction in consumption by the domestic electric generation industry may cause our profitability to decline.

•	Extensive environmental laws and regulations could cause the volume of our sales to decline.

•	The coal industry is highly regulated, which restricts our ability to conduct mining operations and may cause our profitability to decline.

•	We may not be able to obtain or renew our surety bonds on acceptable terms.

•	Unanticipated mining conditions may cause profitability to fluctuate.

•	Intense competition and excess industry capacity in the coal producing regions has adversely affected our revenues and may continue to do so in the future.

•	Deregulation of the electric utility industry may cause customers to be more price-sensitive, resulting in a potential decline in our profitability.

•	Our profitability may be adversely affected by the status of our long-term coal supply contracts.

•	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

•	An unavailability of coal reserves would cause our profitability to decline.

•	Disruption in, or increased costs of, transportation services could adversely affect our profitability.

•	Numerous uncertainties exist in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower revenues, higher costs or decreased profitability.

•	Title defects or loss of leasehold interests in our properties could result in unanticipated costs or an inability to mine these properties.

•	All acquisitions involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

•	Some of our agreements limit our ability to manage our operations exclusively.

•	Our expenditures for postretirement medical and pension benefits increased in 2003 and could further increase in the future.

•	Any inability to comply with restrictions imposed by our credit facilities and other debt arrangements could result in a default under these agreements.

•	Our estimated financial results may prove to be inaccurate.

We cannot guarantee that any forward-looking statements will be realized, although we believe that we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and assumptions that may prove to be inaccurate. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove to be inaccurate, actual results could vary materially from those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consider any additional disclosures that we or Arch Coal may make on related subjects in future filings with the SEC. You should understand that it is not possible to predict or identify all factors that could cause our actual results to differ. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

RESULTS OF OPERATIONS

Significant Developments

On August 20, 2004, Arch Coal, Inc. (“Arch Coal”) acquired (1) Vulcan Coal Holdings, L.L.C., which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton for a purchase price of $376.0 million, including transaction costs and subject to working capital adjustments. Upon acquisition, Arch Coal contributed the assets and liabilities of Triton’s North Rochelle mine (excluding coal reserves) to us. The contribution results in the integration of the North Rochelle mine with our existing Black Thunder mine in the Powder River Basin.

On July 31, 2004, Arch Coal purchased the 35% interest in Canyon Fuel Company, LLC (“Canyon Fuel”) not owned by us. Through July 31, 2004, our interest in Canyon Fuel was accounted for on the equity method as a result of certain super-majority voting rights in the Canyon Fuel joint venture agreement. Upon Arch Coal’s acquisition of the 35% interest, Canyon Fuel’s joint venture agreement was amended to eliminate the super-majority voting rights. As a result, for periods subsequent to July 31, 2004, we will consolidate 100% of the results of Canyon Fuel in our financial statements and deduct for Arch Coal’s 35% minority interest in Canyon Fuel. Amounts included in the accompanying condensed consolidated financial statements for Canyon Fuel represent amounts recorded under the equity method of accounting through July 31, 2004 and amounts consolidated in our financial statements subsequent to that date.

Items Affecting Comparability of Reported Results

The comparison of our operating results for the quarter-to-date and year-to-date periods ending September 30, 2004 and 2003 are affected by the following significant items:

Reclamation fee assessment

During the nine months ended September 30, 2004, the Office of Surface Mining completed an audit of certain of our federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in an assessment of additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.

Severance costs – Skyline Mine

During the first quarter of 2004, Canyon Fuel, which was accounted for under the equity method through July 31, 2004, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $3.2 million for the nine months ended September 30, 2004. Our share of these costs totals $2.1 million and is reflected in income from equity investments.

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps

On June 25, 2003, we repaid our term loan with the proceeds from the offering of senior notes. Prior to the repayment, we had designated certain interest rate swaps as hedges of the variable rate interest payments due under the term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three and nine months ending September 30, 2004, we recognized $3.4 million and $10.2 million, respectively, of expense related to the amortization of previously deferred mark-to-market adjustments. For the nine months ended September 30, 2003, we recognized $3.6 million related to the amortization of previously deferred mark-to-market adjustments and $4.7 million of expense related to early debt extinguishment costs.

Mark-To-Market Adjustments

We are a party to several interest rate swap agreements that were entered into in order to hedge the variable rate interest payments due under our term loans. Subsequent to the repayment of those term loans, the swaps no longer qualify for hedge accounting under FASB Statement No. 133. As such, changes in the market value of the swap agreements are recorded as a component of income. For the three and nine months ending September 30, 2004, we recognized $0.4 million and $0.7 million, respectively, of income related to the mark-to-market adjustments on these swap agreements. For the nine months ending September 30, 2003 we recognized $11.6 million of income related to the mark-to-market adjustments on these swap agreements.

Severance Tax Recoveries

During the nine months ended September 30, 2003, we were notified by the State of Wyoming of a favorable ruling as it relates to our calculation of coal severance taxes. The ruling resulted in a refund of previously paid taxes and the reversal of previously accrued taxes payable. The impact on the three and nine months ended September 30, 2003 was a loss of $0.8 million and a gain of $2.5 million, respectively, which is reflected in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations.

Quarter Ended September 30, 2004, Compared
      to Quarter Ended September 30, 2003

Revenues

(Amounts in thousands, except per ton amounts)

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Coal sales	$208,579	$127,771	$80,808	63.2%
Tons sold	23,556	17,733	5,823	32.8%
Coal sales realization per ton	$8.85	$7.21	$1.64	22.7%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased sales volumes and the effects of the North Rochelle contribution and the consolidation of Canyon Fuel. Prior to July 31, 2004, coal sales and tons sold do not include the results of Canyon Fuel.

Sales volumes increased in both of our operating regions. The Powder River Basin volumes increased 25.7%, while Western Bituminous volumes increased 95.8% for the third quarter of 2004 compared to the third quarter 2003. These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the inclusion of Canyon Fuel volumes.

Per ton realizations increased primarily due to higher contract prices in both regions (a 14.7% increase in the Powder River Basin and an 18.7% increase in Western Bituminous). The per ton realizations were also partially affected in the Powder River Basin by contracts that were contributed to us with the North Rochelle assets and liabilities. These contracts have higher pricing on average than our historical contracts.

Costs and Expenses

(Amounts in thousands, except per ton amounts)

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Cost of coal sales	$191,207	$115,281	$75,926	65.9%
Selling, general and administrative expenses	3,816	3,106	710	22.9%
Amortization of coal supply agreements	(513)	98	(611)	(623.5%)

	$194,510	$118,485	$76,025	64.2%

Cost of coal sales per ton sold	$8.12	$6.50	$1.62	24.9%

Cost of coal sales. The increase in cost of coal sales is primarily due to the increase in coal sales revenues discussed above. Specific factors contributing to the increase are as follows:

•	Consolidation of Canyon Fuel added $27.9 million for the months of August and September 2004.

•	Excluding Canyon Fuel, production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $11.9 million.

•	Excluding Canyon Fuel, repairs and maintenance costs increased $7.8 million, and depreciation, depletion and amortization charges increased $1.6 million due partially to the property additions resulting from the contribution of North Rochelle during the third quarter of 2004

•	Poor rail performance continued during the third quarter of 2004, resulting in missed shipments and disruptions in production.

•	Higher supply costs, primarily related to explosives (an increase of $1.5 million) and diesel fuel (an increase of $2.8 million).

On a per-ton basis, operating costs (defined as including all mining costs but excluding pass-through transportation costs) at our Powder River Basin operations increased from $5.56 per ton in the third quarter of 2003 to $6.53 in the third quarter of 2004. The increase in per ton costs in the Powder River Basin is due primarily to increased production taxes and coal royalties ($11.6 million, or $0.14 per ton) and repairs and maintenance charges ($7.3 million, or $0.21 per ton) and to the higher explosives and diesel fuel costs discussed above. Additionally, average costs were higher due to the integration of the North Rochelle mine into our Black Thunder mine.

Operating cost per ton at our Western Bituminous operations increased to $15.30 per ton in the third quarter 2004 from $14.58 per ton in the third quarter of 2003. The increase in per ton costs is due primarily to increased production taxes and coal royalties, increased repairs and maintenance costs and disruptions in production caused by poor rail performance. The consolidation of Canyon Fuel resulted in lower per ton operating costs as the Canyon Fuel operations have slightly lower costs as compared to the other Western Bituminous operations.

Other Operating Income

(Amounts in thousands)

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Income from equity investments	$1,143	$1,392	$(249)	(17.9%)
Other operating income	1,106	2,920	(1,814)	(62.1%)

	$2,249	$4,312	$(2,063)	(47.8%)

Other operating income. The decrease in other operating income is due primarily to a $1.3 million decrease in administrative charges and production payments received from Canyon Fuel. Upon Arch Coal’s July 31, 2004 acquisition of the 35% Canyon Fuel interest and the amendment of Canyon Fuel’s joint venture agreement, these administrative charges and production payments ceased.

Interest Expense, Net

(Amounts in thousands)

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Interest expense	$14,061	$11,851	$2,210	18.6%
Interest income, primarily from Arch Coal, Inc.	(4,812)	(3,426)	(1,386)	40.5%

	$9,249	$8,425	$824	9.8%

Interest expense. The increase in interest expense is primarily due to a higher amount of average borrowings in the third quarter of 2004 as compared to the third quarter of 2003 as a result of additional debt issued during the current quarter. The increase in interest expense also results from a higher average borrowing rate in the third quarter of 2004 as compared to the same period in 2003.

Interest income. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from an increase in the receivable balance related to the $100.0 million term loan proceeds that were loaned to Arch Coal during the third quarter 2004.

Other non-operating income and expense

(Amounts in thousands)

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$3,388	$3,388	$—	N/A

Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. As described above, our results of operations for the quarter ended September 30, 2004 and 2003 include expenses of $3.4 million for both periods related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.

Net income before cumulative effect of accounting change

(Amounts in thousands)

	Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Net income before cumulative effect of accounting change	$3,681	$1,785	$1,896	106.2%

The increase in net income before cumulative effect of accounting change is due primarily to increased operating income related to higher coal sales revenues discussed above.

Nine Months Ended September 30, 2004, Compared
      to Nine Months Ended September 30, 2003

Revenues

(Amounts in thousands, except per ton amounts)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Coal sales	$490,200	$369,834	$120,366	32.5%
Tons sold	60,030	51,037	8,993	17.6%
Coal sales realization per ton	$8.17	$7.25	$0.92	12.7%

Coal sales. The increase in coal sales resulted from the combination of higher pricing, increased sales volumes and the effects of the North Rochelle contribution and the consolidation of Canyon Fuel.

Sales volumes increased in both of our operating regions. The Powder River Basin volumes increased 16.0%, while Western Bituminous volumes increased 32.5% for the first nine months of 2004 compared to the first nine months of 2003. These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the inclusion of Canyon Fuel volumes.

Per ton realizations increased primarily due to higher contract prices in both regions (a 9.9% increase in the Powder River Basin and a 14.4% increase in Western Bituminous). The per ton realizations were also partially affected in the Powder River Basin by contracts that were contributed to us along with the North Rochelle assets and liabilities. These contracts have higher pricing on average than our historical contracts.

Costs and Expenses

(Amounts in thousands, except per ton amounts)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Cost of coal sales	$445,457	$335,727	$109,730	32.7%
Selling, general and administrative expenses	11,581	10,547	1,034	9.8%
Amortization of coal supply agreements	(318)	290	(608)	(209.7%)

	$456,720	$346,564	$110,156	31.8%

Cost of coal sales per ton sold	$7.42	$6.58	$0.84	12.8%

Cost of coal sales. The increase in cost of coal sales is primarily due to the increase in coal sales revenues discussed above. Specific factors contributing to the increase are as follows:

•	Consolidation of Canyon Fuel added $27.9 million for the months of August and September 2004.

•	Excluding Canyon Fuel, production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $29.4 million.

•	Excluding Canyon Fuel, repairs and maintenance costs increased $9.8 million, and depreciation, depletion and amortization charges increased $4.0 million due partially to the property additions resulting from the contribution of North Rochelle during the third quarter of 2004.

•	Poor rail performance during the second and third quarters of 2004 resulted in missed shipments and disruptions in production.

•	Incentive compensation costs increased $2.3 million for amounts expected to be earned under Arch Coal’s annual and long-term incentive plans based on operating results for the nine months ending September 30, 2004.

•	We experienced higher supply costs, primarily related to explosives (an increase of $4.1 million) and diesel fuel (an increase of $5.5 million).

On a per-ton basis, operating costs (defined as including all mining costs but excluding pass-through transportation costs) at our Powder River Basin increased from $5.55 per ton in the first nine months of 2003 to $6.21 per ton in the first nine months of 2004. The increase in per ton costs in the Powder River Basin is due primarily to increased production taxes and coal royalties ($27.7 million, or $0.24 per ton) and repairs and maintenance charges ($10.3 million, or $0.10 per ton) and to the higher explosives and diesel fuel costs discussed above. Additionally, average costs were higher due to the integration of the North Rochelle mine into our Black Thunder mine.

Operating cost per ton at our Western Bituminous operations increased to $15.82 per ton in the first nine months of 2004 from $15.34 per ton in the first nine months of 2003. The increase in per ton costs is due primarily to increased production taxes and coal royalties, increased repairs and maintenance costs and disruptions in production caused by poor rail performance. The consolidation of the Canyon Fuel mines in July 2004 resulted in lower per ton operating costs as the Canyon Fuel operations have slightly lower costs as compared to our other Western Bituminous operations.

Other Operating Income

(Amounts in thousands)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Income from equity investments	$8,410	$17,596	($9,186)	(52.2%)
Other operating income	8,416	9,215	(799)	(8.7%)

	$16,826	$26,811	($9,985)	(37.2%)

Income from equity investment. The decline in income from our equity investment results from the consolidation of Canyon Fuel in our financial statements subsequent to July 31, 2004, lower production and sales levels at Canyon Fuel during the period when we accounted for our investment under the equity method, and the costs related to idling the Skyline Mine, including the severance costs noted above.

Interest Expense, Net

(Amounts in thousands)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Interest expense	$39,906	$32,408	$7,498	23.1%
Interest income, primarily from Arch Coal, Inc.	(12,387)	(10,927)	(1,460)	13.4%

	$27,519	$21,481	$6,038	28.1%

Interest expense. The increase in interest expense results primarily from a higher average interest rate in the first nine months of 2004 as compared to the same period in 2003. In 2004, the Company’s outstanding borrowings consist primarily of fixed rate borrowings, while borrowings in the first half of 2003 were primarily variable rate borrowings. Short-term interest rates in 2003 were lower than the fixed rate of borrowing that makes up the majority of average debt balances in 2004. The increase in interest expense also results partly from a higher amount of average borrowings in the first nine months of 2004 as compared to the same period in 2003 as a result of additional debt issued late in the current year-to-date period to help finance the Triton acquisition discussed above.

Interest income. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the first nine months of 2004 as compared to the same period in 2003.

Other non-operating income and expense

(Amounts in thousands)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$10,162	$8,283	$1,879	22.7%

Amounts reported as non-operating consist of income or expense resulting from our financing activities other than interest. As described above, our results of operations for the nine months ended September 30, 2004 include expenses of $10.2 million related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred. The amounts recorded for the nine months ended September 30, 2003 relate $3.6 million to the amortization of previously deferred mark-to-market adjustments and $4.7 million to early debt extinguishment costs.

Net income before cumulative effect of accounting change

(Amounts in thousands)

	Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
Net income before cumulative effect of accounting change	$12,625	$20,317	$(7,692)	(37.9%)

The decrease in net income before cumulative effect of accounting change is due primarily to the increase in interest expense, lower income from our equity investment in Canyon Fuel through July 31, 2004 and to the expenses related to the termination of hedge accounting described above.

Cumulative effect of accounting change

Effective January 1, 2003, we adopted FAS 143, which requires legal obligations associated with the retirement of long-lived assets to be recognized at fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of FAS 143 resulted in a cumulative effect loss as of January 1, 2003 of $18.3 million.

DISCLOSURE CONTROLS

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

RECENT DEVELOPMENTS

On October 22, 2004, two of our subsidiaries, Arch Western Finance, LLC and Arch of Wyoming, LLC, as co-obligors, issued $250 million of 6-3/4% senior notes due 2013 at a price of 104.75% of par, pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes form a single series with Arch Western Finance’s existing 6-3/4% senior notes due in 2013, except that the new notes are subject to certain transfer restrictions and are not fully fungible with the existing notes. The net proceeds of the offering of $256.8 million were used to repay and retire the outstanding indebtedness under our $100.0 million term loan maturing in 2007 with the remainder loaned to Arch Coal to repay indebtedness under its revolving credit facility and for general corporate purposes.

OUTLOOK

Railroad Transportation Disruptions. During the second and third quarters of 2004, rail service disruptions resulted in missed shipments. In addition, we were forced to curtail production at the West Elk mine in Colorado and the Black Thunder mine in Wyoming due to high inventory levels stemming from insufficient rail service. Inventory levels increased more than 21% to 9.1 million tons year-to-date.

The railroad disruptions, which initially resulted from inadequate staffing at the railroads, a shortage of equipment and an unexpected increase in overall rail shipments, improved somewhat during the third quarter. Further improvement to rail service is expected as the year progresses, although we anticipate continued challenges in the fourth quarter. We are working with our customers and the railroads in an effort to address these issues in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2004 and 2003:

	2004	2003
	(in thousands)
Cash provided by (used in):
Operating activities	$(70,705)	$48,791
Investing activities	(64,181)	(22,387)
Financing activities	99,775	8,829

Cash used in operating activities for the nine months ended September 30, 2004 was $70.7 million, compared to cash provided by operating activities of $48.8 million in the nine months ended September 30, 2003. The decrease is primarily due to an increase in our receivable from Arch Coal. This receivable balance increased primarily due to the $100.0 million term loan proceeds that were loaned to Arch Coal during the third quarter 2004 in order to help finance the Triton acquisition. This decrease is also a result of increased cash used for working capital purposes. Trade accounts receivable increased $6.8 million (net of amounts contributed with the North Rochelle assets) in the first nine months of 2004 due primarily to higher sales levels during the period, as revenues have increased approximately 33% in the first nine months of 2004 as compared to the same period in 2003.

Cash used in investing activities for the nine months ended September 30, 2004 consists of capital expenditures of $52.6 million and additions to prepaid royalties of $11.7 million. Cash used in investing activities for the nine months ended September 30, 2003 consisted of capital expenditures of $22.4 million. The increase in capital expenditures was primarily at our Black Thunder Mine, where certain assets were bought out of lease arrangements.

Cash provided by financing activities for the nine months ended September 30, 2004 consists almost entirely of the $100.0 million proceeds from our term loan facility. On August 20, 2004, we borrowed $100.0 million under our term loan facility in order to help finance Arch Coal’s acquisition of the North Rochelle operations from Triton. Cash provided by financing activities for the nine months ended September 30, 2003 reflects the proceeds from the issuance of senior notes (which were used to retire existing debt). On June 25, 2003, Arch Western Finance LLC, a subsidiary of the Company, completed the offering of $700 million of 6.75% senior notes. The proceeds of the offering were primarily used to repay Arch Western’s existing term loans.

Expenditures for property, plant and equipment were $52.6 million and $22.4 million for the nine months ended September 30, 2004 and 2003, respectively. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will be approximately $81.1 million in total for 2004. This estimate assumes no other significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with available cash.

We generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations. We believe that cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy debt service obligations and fund planned capital expenditures will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

On August 20, 2004, we borrowed $100.0 million under our term loan facility, which was established on September 19, 2003. The $100.0 million was loaned to Arch Coal to help fund the Triton acquisition that occurred on August 20, 2004. Under the facility, the loan is due in quarterly installments from October 2004 through April 2007.

On June 25, 2003, Arch Western Finance completed the offering of $700 million of senior notes and utilized the proceeds of the offering to repay our existing term loans. The senior notes bear a fixed rate of interest of 6.75% and are due in full on July 1, 2013. Interest on the senior notes is payable on January 1 and July 1 each year commencing January 1, 2004. The senior notes are guaranteed by us and certain of our subsidiaries and are secured by a security interest in our receivable from Arch Coal. The terms of the senior notes contain restrictive covenants that limit our ability to, among other things, incur additional debt, sell or transfer assets, and make investments.

The terms of our LLC Agreement provide for a preferred return distribution in an amount equal to 4% of the preferred capital balance, which was $2.4 million as of December 31, 2003. Except for the preferred return distribution, distributions may generally be made at such times and in such amounts as Arch Coal, as the managing member, determines. We have historically made no distributions other than the preferred return.

We are exposed to market risk associated with interest rates. At September 30, 2004, our outstanding debt was comprised of debt that bore interest at both fixed and variable rates.

We are also exposed to commodity price risk related to our purchase of diesel fuel. We enter into forward purchase contracts to reduce volatility in the price of diesel fuel purchased for our operations.

The discussion below presents the sensitivity of the market value of the Company’s financial instruments to selected changes in market rates and prices. The range of changes reflects the Company’s view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 1 to the consolidated financial statements of the Company as of and for the year ended December 31, 2003 as filed on its registration statement on Form S-4 with the Securities and Exchange Commission.

At September 30, 2004, our debt portfolio consisted of both fixed rate and variable rate debt. Changes in interest rates have different impacts on the fixed-rate and variable-rate portions of the Company’s debt portfolio. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position. The sensitivity analysis related to our fixed rate debt assumes an instantaneous 100-basis point move in interest rates from their levels at September 30, 2004, with all other variables held constant. A 100-basis point increase in market interest rates would result in a $43.9 million decrease in the fair value of the Company’s fixed rate debt at September 30, 2004. Based on the variable-rate debt included in the Company’s debt portfolio as of September 30, 2004, a 100-basis point increase in interest rates would result in an annualized additional $1.0 million of interest expense incurred.

CONTRACTUAL OBLIGATIONS

We have previously disclosed our contractual obligations as of December 31, 2003. Subsequent to that date, we have incurred additional indebtedness. As of September 30, 2004, we had outstanding borrowings of $100 million under a term loan payable from October 2004 through April 2007. Subsequent to September 30, 2004, we issued $250 million of 6.75% Senior Notes. These Senior Notes mature on July 1, 2013. The proceeds from the Senior Notes were used to retire the $100 million term loan.

CONTINGENCIES

Reclamation

The federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We accrue for the costs of reclamation in accordance with the provisions of FAS 143, which was adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of reclamation common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the asset retirement obligation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.

We review our entire environmental liability periodically and make necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. Our management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies

We are a party to claims and lawsuits with respect to various matters. We provide for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Certain Trends and Uncertainties

Substantial Leverage — Covenants

As of September 30, 2004, we had outstanding consolidated indebtedness of $800 million, representing approximately 61% of our capital employed. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings or other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. The amount and terms of our debt could have material consequences to our business, including, but not limited to:

•	making it more difficult for us to satisfy our debt covenants and debt service, lease payment and other obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures or other general operating requirements;

•	reducing the availability of cash flow from operations to fund acquisitions, working capital, capital expenditures or other general operating purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage when compared to competitors with less relative amounts of debt.

The indenture governing our Senior Notes contains covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	incur more debt;

•	make distributions;

•	make investments;

•	create liens;

•	issue and sell capital stock of subsidiaries;

•	sell assets;

•	enter into restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances to us;

•	engage in transactions with affiliates;

•	enter into sale and leasebacks; and

•	merge or consolidate or transfer and sell assets.

These restrictions on operations and financings, as well as those that may be contained in future debt agreements, may limit our ability to execute preferred business strategies. Moreover, if operating results fall below current levels, we may be unable to comply with these covenants. If that occurs, our lenders could accelerate their debt.

Profitability

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at any of our principal mines, particularly our Black Thunder mine, would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:

•	continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

•	expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements;

•	disruption or increases in the cost of transportation services;

•	changes in laws or regulations, including permitting requirements;

•	litigation;

•	work stoppages or other labor difficulties;

•	labor shortages;

•	mine worker vacation schedules and related maintenance activities; and

•	changes in coal market and general economic conditions.

Decreases in our profitability as a result of the factors described above could adversely impact our financial results.

Environmental and Regulatory Factors

The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:

•	the discharge of materials into the environment;

•	employee health and safety;

•	mine permits and other licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	surface subsidence from underground mining;

•	water pollution;

•	legislatively mandated benefits for current and retired coal miners;

•	air quality standards;

•	protection of wetlands;

•	endangered plant and wildlife protection;

•	limitations on land use;

•	storage of petroleum products and substances that are regarded as hazardous under applicable laws; and

•	management of electrical equipment containing polychlorinated biphenyls, or PCBs.

In addition, the electric generating industry, which is the most significant end-user of coal, is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal. The possibility exists that new legislation or regulations may be adopted or that the enforcement of existing laws could become more stringent, either of which may have a significant impact on our mining operations or our customers’ ability to use coal and may require us or our customers to significantly change operations or to incur substantial costs.

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We post performance bonds pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining for all domestic coal producers.

Clean Air Act. The federal Clean Air Act and similar state and local laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and emissions control requirements. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions from coal-fired industrial boilers and power plants, which are the largest end-users of our coal. These regulations can take a variety of forms, as explained below.

The Clean Air Act imposes obligations on the Environmental Protection Agency, or EPA, and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards, including standards for sulfur dioxide, particulate matter, nitrogen oxides and ozone. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. Significant additional emissions control expenditures will be needed in order to meet the current national ambient air standard for ozone. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead.

In July 1997, the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. Revised State Implementation Plans could require electric power generators to further reduce nitrogen oxide and particulate matter emissions. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and our development of new mines. This in turn may result in decreased production and a corresponding decrease in our revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

The EPA has also initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. Moreover, this program may require certain existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants, the EPA’s regional haze program could affect the future market for coal.

Additionally, the U.S. Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities for alleged violations of the Clean Air Act. The EPA claims that these utilities have failed to obtain permits required under the Clean Air Act for alleged major modifications to their power plants. We supply coal to some of the currently affected utilities, and it is possible that other of our customers will be sued. These lawsuits could require the utilities to pay penalties and install pollution control equipment or undertake other emission reduction measures, which could adversely impact their demand for coal.

New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. In January 2004, the EPA Administrator announced that EPA would be taking new enforcement actions against utilities for violations of the existing New Source Review requirements, and shortly thereafter, EPA issued enforcement notices to several electric utility companies.

In January 2004, EPA proposed two new rules pursuant to the Clean Air Act that, once final, may require additional controls and impose more stringent requirements at coal-fired power generation facilities. First, EPA is seeking to lower nickel and mercury emissions at new and existing sources by requiring the use of Maximum Achievable Control Technology (“MACT”) and by implementing a nationwide “cap and trade” program. Second, EPA has proposed to require the submission of State Implementation Plans by 29 states and the District of Columbia to include control measures to reduce the emissions of sulfur dioxide and/or nitrogen oxides, pursuant to the 8-hour ozone standard established pursuant to the Clean Air Act. Should either or both of these proposed rules become final, additional costs may be associated with operating coal-fired power generation facilities that may render coal a less attractive fuel source.

Other Clean Air Act programs are also applicable to power plants that use our coal. For example, the acid rain control provisions of Title IV of the Clean Air Act require a reduction of sulfur dioxide emissions from power plants. Because sulfur is a natural component of coal, required sulfur dioxide reductions can affect coal mining operations. Title IV imposes a two phase approach to the implementation of required sulfur dioxide emissions reductions. Phase I, which became effective in 1995, regulated the sulfur dioxide emissions levels from 261 generating units at 110 power plants and targeted the highest sulfur dioxide emitters. Phase II, implemented January 1, 2000, made the regulations more stringent and extended them to additional power plants, including all power plants of greater than 25 megawatt capacity. Affected electric utilities can comply with these requirements by:

•	burning lower sulfur coal, either exclusively or mixed with higher sulfur coal;

•	installing pollution control devices such as scrubbers, which reduce the emissions from high sulfur coal;

•	reducing electricity generating levels; or

•	purchasing or trading emissions credits.

Specific emissions sources receive these credits, which electric utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. Each credit allows its holder to emit one ton of sulfur dioxide.

In addition to emissions control requirements designed to control acid rain and to attain the national ambient air quality standards, the Clean Air Act also imposes standards on sources of hazardous air pollutants. Although these standards have not yet been extended to coal mining operations, the EPA recently announced that it will regulate hazardous air pollutants from coal-fired power plants. Under the Clean Air Act, coal-fired power plants will be required to control hazardous air pollution emissions by no later than 2009. These controls are likely to require significant new improvements in controls by power plant owners. The most prominently targeted pollutant is mercury, although other by-products of coal combustion may be covered by future hazardous air pollutant standards for coal combustion sources.

Other proposed initiatives may have an effect upon coal operations. One such proposal is the Bush Administration’s recently announced Clear Skies Initiative. As proposed, this initiative is designed to reduce emissions of sulfur dioxide, nitrogen oxides, and mercury from power plants. Other so-called multi-pollutant bills, which could regulate additional air pollutants, have been proposed by various members of Congress. While the details of all of these proposed initiatives vary, there appears to be a movement towards increased regulation of a number of air pollutants. Were such initiatives enacted into law, power plants could choose to shift away from coal as a fuel source to meet these requirements.

Mine Health and Safety Laws. Stringent safety and health standards have been imposed by federal legislation since the adoption of the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Safety and Health Act of 1969, imposes comprehensive safety and health standards on all mining operations. In addition, as part of the Mine Safety and Health Acts of 1969 and 1977, the Black Lung Act requires payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to some survivors of a miner who dies from this disease.

Surface Mining Control and Reclamation Act. SMCRA establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. In conjunction with mining the property, we are contractually obligated under the terms of our leases to comply with all laws, including SMCRA and equivalent state and local laws. These obligations include reclaiming and restoring the mined areas by grading, shaping, preparing the soil for seeding and by seeding with grasses or planting trees for use as pasture or timberland, as specified in the approved reclamation plan.

SMCRA also requires us to submit a bond or otherwise financially secure the performance of our reclamation obligations. The earliest a reclamation bond can be completely released is five years after reclamation has been achieved. Federal law and some states impose on mine operators the responsibility for repairing the property or compensating the property owners for damage occurring on the surface of the property as a result of mine subsidence, a consequence of longwall mining and possibly other mining operations. In addition, the Abandoned Mine Lands Act, which is part of SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $0.35 per ton of coal produced from surface mines and $0.15 per ton of coal produced from underground mines.

Framework Convention on Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, that is intended to limit or capture emissions of greenhouse gases such as carbon dioxide and methane. The U.S. Senate has neither ratified the treaty commitments, which would mandate a reduction in U.S. greenhouse gas emissions, nor enacted any law specifically controlling greenhouse gas emissions and the Bush Administration has withdrawn support for this treaty. Nonetheless, future regulation of greenhouse gases could occur either pursuant to future U.S. treaty obligations or pursuant to statutory or regulatory changes under the Clean Air Act. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel.

Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.

Mining Permits and Approvals. Mining companies must obtain numerous permits that strictly regulate environmental and health and safety matters in connection with coal mining, some of which have significant bonding requirements. In connection with obtaining these permits and approvals, we may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production of coal may have upon the environment. The requirements imposed by any of these authorities may be costly and time consuming and may delay commencement or continuation of mining operations. Regulations also provide that a mining permit can be refused or revoked if an officer, director or a shareholder with a 10% or greater interest in the entity is affiliated with another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws could provide a basis to revoke existing permits and to deny the issuance of additional permits.

Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining operations or to do so profitably. Under the federal Clean Water Act, state regulatory authorities must conduct an antidegradation review before approving permits for the discharge of pollutants into waters that have been designated by the state as high quality. This review involves public and intergovernmental scrutiny of permits and requires permittees to demonstrate that the proposed activities are justified in order to accommodate significant economic or social development in the area where the waters are located. If the plaintiffs are successful, the exemption from the antidegradation review policy is revoked and we discharge into waters designated as high quality by the state, the cost, time and difficulty associated with obtaining and complying with Clean Water Act permits for our affected surface mining operations would increase and may hinder our ability to conduct such operations profitably.

In order to obtain mining permits and approvals from state regulatory authorities, mine operators, including us, must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition, productive use or other permitted condition. Typically we submit the necessary permit applications several months before we plan to begin mining a new area. In our experience, permits generally are approved several months after a completed application is submitted. In the past, we have generally obtained our mining permits without significant delay. However, we cannot be sure that we will not experience difficulty in obtaining mining permits in the future.

Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of mine operators, including us, may be more closely regulated. Legislation and regulations, as well as future interpretations of existing laws, may also require substantial increases in equipment expenditures and operating costs, as well as delays, interruptions or the termination of operations. We cannot predict the possible effect of such regulatory changes.

Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.

Surety Bonds. Federal and state laws require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. It has become increasingly difficult for us to secure new surety bonds or retain existing bonds without the posting of collateral. In addition, surety bond costs have increased and the market terms of such bonds have generally become more unfavorable. We may be unable to maintain our surety bonds or acquire new bonds in the future due to lack of availability, higher expense, unfavorable market terms, or an inability to post sufficient collateral. Our failure to maintain, or inability to acquire, surety bonds that are required by state and federal law would have a material adverse impact on us.

Endangered Species. The federal Endangered Species Act and counterpart state legislation protects species threatened with possible extinction. Protection of endangered species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on timber harvesting, road building and other mining or agricultural activities in areas containing the affected species. A number of species indigenous to our properties are protected under the Endangered Species Act. Based on the species that have been identified to date and the current application of applicable laws and regulations, however, we do not believe there are any species protected under the Endangered Species Act that would materially and adversely affect our ability to mine coal from our properties in accordance with current mining plans.

Other Environmental Laws Affecting Us. We are required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act. We believe that we are in substantial compliance with all applicable environmental laws.

Competition

The coal industry is intensely competitive, primarily as a result of the existence of numerous producers in the coal-producing regions in which we operate, and some of our competitors may have greater financial resources. We compete with several major and smaller coal producers. Additionally, we are subject to the continuing risk of reduced profitability as a result of excess industry capacity and weak power demand by the industrial sector of the economy, which led us to reduce the rate of coal production from planned levels and adversely impacted our profitability.

Electric Industry Factors; Customer Creditworthiness

Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry, which has accounted for approximately 90% of domestic coal consumption in recent years. These coal consumption patterns are influenced by factors beyond our control, including the demand for electricity (which is dependent to a significant extent on summer and winter temperatures and the strength of the economy); government regulation; technological developments and the location, availability, quality and price of competing sources of coal; other fuels such as natural gas, oil and nuclear; and alternative energy sources such as hydroelectric power. Demand for our low-sulfur coal and the prices that we will be able to obtain for it will also be affected by the price and availability of high-sulfur coal, which can be marketed in tandem with emissions allowances in order to meet federal Clean Air Act requirements. Any reduction in the demand for our coal by the domestic electric generation industry may cause a decline in profitability.

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Deregulation may have a negative effect on our profitability to the extent it causes our customers to be more cost-sensitive.

In addition, our ability to receive payment for coal sold and delivered depends on the creditworthiness of our customers. In general, the creditworthiness of our customers has deteriorated. If such trends continue, our acceptable customer base may be limited.

Terms of Long-Term Coal Supply Contracts

We sell a substantial portion of our coal under long-term coal supply agreements, which are contracts with a term greater than 12 months. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the nine months ended September 30, 2004, the weighted average price of coal sold under our long-term contracts was $8.36 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts typically allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.

Reserve Depletion

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We have in the past acquired and will in the future acquire, coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition.

Potential Fluctuations in Operating Results — Factors Routinely Affecting Results of Operations

Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in profitability. Weather conditions, equipment replacement or repair, fuel and supply prices, insurance costs, fires, variations in coal seam thickness, amounts of overburden rock and other natural materials, and other geological conditions have had, and can be expected in the future to have, a significant impact on operating results. A prolonged disruption of production at any of our principal mines, particularly the Black Thunder mine in Wyoming, would result in a decrease, which could be material, in our revenues and profitability.

Other factors affecting the production and sale of our coal that could result in decreases in profitability include: (i) expiration or termination of, or sales price redeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) work stoppages or other labor difficulties; (vi) mine worker vacation schedules and related maintenance activities; and (vii) changes in coal market and general economic conditions.

Transportation

The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption or insufficient availability of these transportation services could temporarily impair our ability to supply coal to customers and thus adversely affect our business and the results of our operations. In addition, increases in transportation costs associated with our coal, or increases in our transportation costs relative to transportation costs for coal produced by our competitors or of other fuels, could adversely effect our business and results of operations.

Reserves – Title; Leasehold Interests

We base our reserve information on geological data assembled and analyzed by our staff, which includes various engineers and geologists, and periodically reviewed by outside firms. The reserve estimates are annually updated to reflect production of coal from the reserves and new drilling or other data received. There are numerous uncertainties inherent in estimating quantities of recoverable reserves, including many factors beyond our control. Estimates of economically recoverable coal reserves and net cash flows necessarily depend upon a number of variable factors and assumptions, such as geological and mining conditions which may not be fully identified by available exploration data or may differ from experience in current operations, historical production from the area compared with production from other producing areas, the assumed effects of regulation by governmental agencies, and assumptions concerning coal prices, operating costs, severance and excise taxes, development costs, and reclamation costs, all of which may cause estimates to vary considerably from actual results.

For these reasons, estimates of the economically recoverable quantities attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Actual coal tonnage recovered from identified reserve areas or properties, and revenues and expenditures with respect to our reserves, may vary from estimates, and such variances may be material. These estimates thus may not accurately reflect our actual reserves.

Most of our mining operations are conducted on properties we lease. The loss of any lease could adversely affect our ability to develop the associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we have made a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine certain of our reserves may be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct mining operations on property where these defects exist, we have had to, and may in the future have to, incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Acquisitions

We continually seek to expand our operations and coal reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of coal reserves. Acquisition transactions inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•	unexpected development costs, such as those related to the development of the Little Thunder reserves, that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets.

Post Retirement Benefits

We estimate our future postretirement medical and pension benefit obligations based on various assumptions, including:

•	actuarial estimates;

•	assumed discount rates;

•	estimates of mine lives;

•	expected returns on pension plan assets; and

•	changes in health care costs.

Based on changes in our assumptions, our annual postretirement health and pension benefit costs increased by approximately $1.2 million in 2003. If our assumptions relating to these benefits change in the future, our costs could further increase, which would reduce our profitability. In addition, future regulatory and accounting changes relating to these benefits could result in increased obligations or additional costs, which could also have a material adverse effect on our financial results.

Certain Contractual Arrangements

The agreement under which we were formed provides that Arch Western Acquisition Corporation, as managing member, generally has exclusive power and authority to conduct, manage and control our business. However, consent of BP p.l.c., our other member would generally be required in the event that we propose to make a distribution, incur indebtedness, sell properties or merge or consolidate with any other entity if, at such time, we have a debt rating less favorable than specified ratings with Moody’s Investors Service or Standard & Poor’s or fail to meet specified indebtedness and interest ratios.

The membership interests in Canyon Fuel, which operates three coal mines in Utah, were owned 65% by us and 35% by a subsidiary of ITOCHU Corporation of Japan until July 30, 2004 when Arch Coal acquired ITOCHU’s 35% interest in Canyon Fuel. The agreement that governed the management and operations of Canyon Fuel prior to July 30, 2004 provided for a management board to manage its business and affairs. Some major business decisions concerning Canyon Fuel required the vote of 70% of the membership interests and therefore limited our ability to make these decisions. These decisions include admission of additional members; approval of annual business plans; the making of significant capital expenditures; sales of coal below specified prices; agreements between Canyon Fuel and any member; the institution or settlement of litigation; a material change in the nature of Canyon Fuel’s business or a material acquisition; the sale or other disposition, including by merger, of assets other than in the ordinary course of business; incurrence of indebtedness; the entering into of leases; and the selection and removal of officers. The Canyon Fuel agreement also contained various restrictions on the transfer of membership interests in Canyon Fuel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The information required by this Item is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is contained in the “Contingencies – Legal Contingencies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Nothing to report under this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report under this item.

ITEM 5. OTHER INFORMATION

Nothing to report under this item.

ITEM 6. EXHIBITS

Exhibits required to be furnished by Item 601 of Regulation S-K are listed below. The Company may have omitted certain exhibits in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. The Company agrees to furnish such documents to the Commission upon request. Documents not designated as being incorporated herein by reference are filed herewith. The exhibit numbers below correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

4.1	Indenture, dated June 25, 2003, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C., Triton Coal Company, LLC and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Arch Coal, Inc. and Arch Western Resources, LLC on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.5	Registration Rights Agreement, dated October 22, 2004, among Arch Coal, Inc., Arch Western Resources, LLC, Arch Western Finance, LLC, Triton Coal Company, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. and Thunder Basin Coal Company, L.L.C. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Arch Coal, Inc. and Arch Western Resources, LLC on October 23, 2004).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer Relating to a Periodic Report Containing Financial Statements.*

32.2	Certification of Principal Financial Officer Relating to a Periodic Report Containing Financial Statements.*

*The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under the section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH WESTERN RESOURCES, LLC
(Registrant)

Date: November 12, 2004	/s/ ROBERT J. MESSEY

Robert J. Messey
Vice President
(Chief Accounting Officer)