Form 10-Q
period 2005-03-31
ARCH WESTERN RESOURCES LLC
filed 2005-05-12
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to ________

Commission file number _____________

ARCH WESTERN RESOURCES, LLC

(Exact name of registrant as specified in its charter)

Delaware	43-1811130
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One CityPlace Drive, Suite 300, St. Louis, Missouri 63141
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (314) 994-2700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 1, 2005, 99.5% of the registrant’s common equity was held by Arch Western Acquisition Corporation and the remaining .5 percent was held by BP p.l.c.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARCH WESTERN RESOURCES, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$344	$1,351
Trade receivables	114,649	83,230
Other receivables	5,235	5,691
Inventories	77,207	78,372
Prepaid royalties	12,176	7,792
Other	12,109	11,529

Total current assets	221,720	187,965

Property, plant and equipment, net	1,095,186	1,101,674

Other assets
Receivable from Arch Coal, Inc.	679,055	677,934
Other	43,038	45,863

Total other assets	722,093	723,797

Total assets	$2,038,999	$2,013,436

Liabilities and members’ equity
Current liabilities
Accounts payable	$63,663	$56,612
Accrued expenses	116,446	129,435

Total current liabilities	180,109	186,047
Long-term debt	961,272	961,613
Accrued postretirement benefits other than pension	24,652	24,643
Asset retirement obligations	129,103	128,184
Accrued workers’ compensation	12,115	12,749
Other noncurrent liabilities	40,815	42,770

Total liabilities	1,348,066	1,356,006

Minority interest	112,128	109,401
Redeemable equity interests	5,125	4,971
Non-redeemable members’ equity	573,680	543,058

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$2,038,999	$2,013,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Revenues
Coal sales	$277,416	$139,848
Costs and expenses
Cost of coal sales	209,105	111,092
Depreciation, depletion and amortization	25,519	16,636
Selling, general and administrative expenses	5,690	4,211

	240,314	131,939

Other operating income
Income from equity investment	—	1,272
Other operating income	2,293	4,327

	2,293	5,599

Income from operations	39,395	13,508
Interest expense, net:
Interest expense	(15,989)	(12,900)
Interest income primarily from Arch Coal, Inc.	8,781	3,702

	(7,208)	(9,198)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(3,388)	(3,388)

Income before minority interest	28,799	922
Minority interest	(2,728)	—

Net income	$26,071	$922

Net income attributable to redeemable equity interests	130	5
Net income attributable to non-redeemable equity interests	$25,941	$917

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income	$26,071	$922
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	25,519	16,636
Prepaid royalties expensed	5,617	5,682
Accretion on asset retirement obligations	2,854	2,077
Net gain on disposition of assets	(1,646)	(3)
Income from equity investment	—	(1,272)
Net distributions from equity investment	—	832
Minority interest	2,728	—
Other nonoperating expense	3,388	3,388
Changes in:
Receivables	(30,963)	4,491
Inventories	1,165	(2,275)
Accounts payable and accrued expenses	(5,855)	(9,998)
Note receivable from Arch Coal, Inc.	(1,227)	(31,487)
Accrued postretirement benefits other than pension	10	581
Asset retirement obligations	(1,936)	(1,383)
Accrued workers’ compensation benefits	(634)	(34)
Other	3,933	3,812

Cash provided by (used in) operating activities	29,024	(8,031)

Investing activities
Capital expenditures	(21,913)	(16,955)
Proceeds from dispositions of property, plant and equipment	1,933	6
Additions to prepaid royalties	(10,000)	(10,000)

Cash (used in) investing activities	(29,980)	(26,949)

Financing activities
Debt financing costs	(51)	(97)

Cash (used in) financing activities	(51)	(97)

Decrease in cash and cash equivalents	(1,007)	(35,077)
Cash and cash equivalents, beginning of period	1,351	35,171

Cash and cash equivalents, end of period	$344	$94

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

Note A - General

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2004 included in Arch Western Resources, LLC’s Form 10-K as filed with the Securities and Exchange Commission.

Arch Western Resources, LLC (the “Company”) was formed as a joint venture on June 1, 1998 when Arch Coal, Inc. (“Arch Coal”) acquired the United States coal operations of Atlantic Richfield Company and combined these operations with Arch Coal’s western operations. Arch Western’s membership interests are owned 99% by Arch Coal and 1% by an affiliate of BP Amoco (“BP”), the successor to Atlantic Richfield Company. Arch Coal’s ownership is comprised entirely of common membership interests, while BP’s ownership is comprised of a 0.5% common membership interest and a 0.5% preferred membership interest.

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

Note B - Recent Accounting Pronouncements

On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 04-06, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal which will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005. The Company is evaluating what impact, if any, this guidance will have on its consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. The Company does not expect this guidance to have a material impact on its financial statements.

Note C - Contribution of North Rochelle Mine

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

Concurrently with the contribution, the Company entered into a sublease transaction with Arch Coal for the right to mine the former North Rochelle coal reserves. Under the terms of the sublease agreement, the Company pays a production royalty of $0.05 per ton to Arch Coal for tons mined on the North Rochelle property. For the three months ended March 31, 2005, the Company paid royalties of $0.3 million to Arch Coal under this sublease. Arch Coal’s depletion expense related to the North Rochelle reserves totaled $4.3 million in the quarter ended March 31, 2005. The Company and Arch Coal will amend the sublease upon final valuation of the North Rochelle reserves. The Company expects the amended royalty rate to be higher than that currently being charged.

The effects of the contribution have been recorded in the accompanying consolidated financial statements as of and for the periods subsequent to August 20, 2004. The contributed assets and liabilities have been recorded at their estimated fair value. The final valuation of the assets acquired and liabilities assumed is expected to be finalized once third-party appraisals are completed. The Company expects the completion of these appraisals in the second quarter of 2005.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of contribution (dollars in thousands):

Cash	$407
Accounts receivable	14,233
Materials and supplies	4,161
Coal inventory	4,874
Other current assets	3,792
Property, plant, equipment and mine development	81,059
Coal supply agreements	8,486
Accounts payable and accrued expenses	(72,326)
Other non-current assets and liabilities, net	(18,236)

Total contribution	$26,450

Amounts preliminarily allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The amortization period on these acquired coal supply agreements ranges from nine to 21 months.

Included in the amounts allocated to accounts payable and accrued expenses noted in the table above are $5.5 million of liabilities incurred in connection with terminating Vulcan employees upon acquisition. Upon acquisition, the Company identified 24 employees of Vulcan who were terminated as part of the integration of the North Rochelle mine into the Company’s Black Thunder mine. All amounts accrued for severance were paid as of December 31, 2004.

Pro Forma Financial Information

If the North Rochelle mining operations and Canyon Fuel (net of Arch Coal’s minority interest) had been included in the Company’s results of operations during the three months ended March 31, 2004, its unaudited pro forma revenues would have been $233.8 million and the unaudited pro forma net loss would have been $2.4 million.

Note D - Transactions or Events Affecting Comparability of Reported Results

During the quarter ended March 31, 2005, the Company recognized a gain of $1.6 million from the sale of equipment. The gain is reported as other operating income.

During the quarter ended March 31, 2004, the Office of Surface Mining completed an audit of certain of the Company’s federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in an assessment of additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales, while the interest portion has been reflected as interest expense.

During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of temporarily idling its Skyline Mine, and incurred severance costs of $1.9 million. The Company’s share of these costs totals $1.2 million and is reflected in income from equity investment in the Condensed Consolidated Statements of Operations.

On June 25, 2003, the Company repaid its term loans with the proceeds from the offering of senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending March 31, 2005 and 2004, the Company recognized $3.4 million of expense related to the amortization of previously deferred mark-to-market adjustments.

Note E - Investment in Canyon Fuel

As of March 31, 2005, the Company held no equity investments. Arch Coal purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. The following table presents unaudited summarized financial information for Canyon Fuel, for periods in which it was accounted for on the equity method:

	Three Months Ended
	March 31,
Condensed Income Statement Information	2005	2004
	(in thousands)
Revenues	$—	$53,382
Total costs and expenses	—	52,808

Net income	$—	$574

65% of Canyon Fuel net income	$—	$373
Effect of purchase adjustments	—	899

Arch Western’s income from its equity investment in Canyon Fuel	$—	$1,272

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

Note F - Other Comprehensive Income

Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in members’ equity during the year, excluding net income and transactions with members. The following table presents comprehensive income:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net income	$26,071	$922
Other comprehensive income	4,726	4,895

Total comprehensive income	$30,797	$5,817

Other comprehensive income for the quarters ended March 31, 2005 and 2004 consists primarily of the reclassification of previously deferred mark-to-market adjustments from other comprehensive income to net income.

Note G - Employee Benefit Plans

Defined Benefit Pension and Other Postretirement Benefit Plans

The Company has non-contributory defined benefit pension plans covering its salaried and non-union hourly employees. Benefits are generally based on the employee’s age and compensation. The Company funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes.

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

Components of Net Periodic Benefit Cost

The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Quarter Ended March 31,	2005	2004	2005	2004
	(In thousands)
Service cost	$1,606	$775	$505	$240
Interest cost	863	953	440	263
Expected return on plan assets*	(1,097)	(1,020)	—	—
Other amortization and deferral	816	375	81	3

	$2,188	$1,083	$1,026	$506

*	The Company does not fund its other postretirement liabilities.

Employer Contributions

While the Company did not make any contributions to the pension plan during the quarter ended March 31, 2005, it is currently considering a contribution to the plan in 2005 but has not yet made a determination as to the timing and the amount of the potential contribution.

Note H - Inventories

Inventories consist of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Coal	$41,806	$46,538
Repair parts and supplies	35,401	31,834

	$77,207	$78,372

Note I - Debt

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

Note J - Related Party Transactions

The Company pays selling, general and administrative services fees to Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $5.7 million and $4.2 million for the quarters ended March 31, 2005 and 2004, respectively. These amounts are reported as selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

Note K - Segment Information

The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major western low-sulfur coal basins. The Company has two reportable segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (which include all mining costs but exclude pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mines and two surface mines (which were both put into reclamation mode in 2004).

Operating segment results for the quarters ending March 31, 2005 and 2004 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, other support functions, and the elimination of intercompany transactions.

March 31, 2005			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$179,706	$97,710	$—	$277,416
Income from operations	33,660	12,360	(6,625)	39,395
Total assets	1,200,686	1,657,317	(819,004)	2,038,999
Depreciation, depletion and amortization	17,189	8,330	—	25,519
Capital expenditures	8,494	13,419	—	21,913
Operating cost per ton	6.37	15.20

March 31, 2004			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$110,245	$29,603	$—	$139,848
Income from equity investments	—	1,272	—	1,272
Income from operations	15,066	2,520	(4,078)	13,508
Total assets	1,001,701	926,903	(520,300)	1,408,304
Equity investments	—	146,846	—	146,846
Depreciation, depletion and amortization	12,551	4,085	—	16,636
Capital expenditures	16,240	715	—	16,955
Operating cost per ton	6.01	16.86

Reconciliation of segment income from operations to consolidated income before minority interest:

	Three Months Ended
	2005	2004
	(in thousands)
Total segment income from operations	$39,395	$13,508
Interest expense	(15,989)	(12,900)
Interest income	8,781	3,702
Other non-operating expense	(3,388)	(3,388)

Income before minority interest	$28,799	$922

Note L - Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform with the classifications in the 2005 financial statements with no effect on previously reported net income or members’ equity

Note M — Supplemental Condensed Consolidating Financial Information

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

BALANCE SHEETS
March 31, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$336	$8	$—	$344
Trade accounts receivable	97,852	—	538	16,259	—	114,649
Other receivables	—	—	1,292	3,943	—	5,235
Inventories	—	—	61,217	15,990	—	77,207
Prepaid royalties	—	—	7,082	5,094	—	12,176
Other current assets	4,769	—	3,341	3,999	—	12,109

Total current assets	102,621	—	73,806	45,293	—	221,720

Property, plant and equipment, net	—	—	827,279	267,907	—	1,095,186

Investment in subsidiaries	1,440,479	—	—	—	(1,440,479)	—
Receivable from Arch Coal, Inc.	679,055	—	—	—	—	679,055
Intercompanies	(1,493,939)	956,228	505,845	31,866	—	—
Other	319	17,669	25,050	—	—	43,038

Total other assets	625,914	973,897	530,895	31,866	(1,440,479)	722,093

Total assets	$728,535	$973,897	$1,431,980	$345,066	$(1,440,479)	$2,038,999

Accounts payable	8,218	—	43,474	11,971	—	63,663
Accrued expenses	3,893	16,031	90,102	6,420	—	116,446

Total current liabilities	12,111	16,031	133,576	18,391	—	180,109
Long-term debt	—	961,272	—	—	—	961,272
Accrued postretirement benefits other than pension	14,535	—	2,485	7,632	—	24,652
Asset retirement obligations	—	—	117,280	11,823	—	129,103
Accrued workers’ compensation	6,125	—	1,173	4,817	—	12,115
Other noncurrent liabilities	4,831	—	5,129	30,855	—	40,815

Total liabilities	37,602	977,303	259,643	73,518	—	1,348,066

Minority interest	112,128	—	—	—	—	112,128

Redeemable equity interests	5,125	—	—	—	—	5,125
Non-redeemable members’ equity	573,680	(3,406)	1,172,337	271,548	(1,440,479)	573,680

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$728,535	$973,897	$1,431,980	$345,066	$(1,440,479)	$2,038,999

STATEMENTS OF OPERATIONS
Quarter ended March 31, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$218,774	$58,642	$—	$277,416
Cost of coal sales	939	—	157,656	50,510	—	209,105
Depreciation, depletion and amortization	—	—	21,290	4,229	—	25,519
Selling, general and administrative	5,690	—	—	—	—	5,690

	6,629	—	178,946	54,739	—	240,314
Income from equity investment	46,006	—	—	—	(46,006)	—
Other operating income	5	—	1,951	337	—	2,293

	46,011	—	1,951	337	(46,006)	2,293
Income from operations	39,382	—	41,779	4,240	(46,006)	39,395
Interest expense	(15,976)	(15,993)	—	—	15,980	(15,989)
Interest income primarily from Arch Coal, Inc.	8,781	15,980	—	—	(15,980)	8,781

	(7,195)	(13)	—	—	—	(7,208)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)
Minority interest	(2,728)	—	—	—	—	(2,728)

Net income (loss)	$26,071	$(13)	$41,779	$4,240	$(46,006)	$26,071

STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by operating activities	$51	$—	$21,425	$7,548	$29,024
Investing Activities
Capital expenditures	—	—	(14,207)	(7,706)	(21,913)
Proceeds from dispositions of capital assets	—	—	1,933	—	1,933
Additions to prepaid royalties	—	—	(10,000)	—	(10,000)

Cash (used in) investing activities	—	—	(22,274)	(7,706)	(29,980)

Financing Activities
Debt financing costs	(51)	—	—	—	(51)

Cash (used in) financing activities	(51)	—	—	—	(51)

Decrease in cash and cash equivalents	—	—	(849)	(158)	(1,007)
Cash and cash equivalents, beginning of period	—	—	1,185	166	1,351

Cash and cash equivalents, end of period	$—	$—	$336	$8	$344

BALANCE SHEETS
December 31, 2004
(in thousands of dollars)
(Unaudited)

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

STATEMENTS OF OPERATIONS
Quarter ended March 31, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$139,848	$—	$—	$139,848
Cost of coal sales	2,536	—	108,556	—	—	111,092
Depreciation, depletion and amortization	—	—	16,636	—	—	16,636
Selling, general and administrative	4,211	—	—	—	—	4,211

	6,747	—	125,192	—	—	131,939
Income from equity investment	16,386	—	—	1,272	(16,386)	1,272
Other operating income	3,290	—	1,037	—	—	4,327

	19,676	—	1,037	1,272	(16,386)	5,599
Income from operations	12,929	—	15,693	1,272	(16,386)	13,508
Interest expense	(12,321)	(12,483)	—	—	11,904	(12,900)
Interest income primarily from Arch Coal, Inc.	3,702	11,904	—	—	(11,904)	3,702

	(8,619)	(579)	—	—	—	(9,198)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)

Net income (loss)	$922	$(579)	$15,693	$1,272	$(16,386)	$922

STATEMENTS OF CASH FLOWS
Quarter Ended March 31, 2004
(in thousands of dollars)
(Unaudited)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(734)	$—	$(8,128)	$831	$(8,031)
Investing Activities
Capital expenditures	—	—	(16,955)	—	(16,955)
Proceeds from dispositions of capital assets	—	—	6	—	6
Additions to prepaid royalties	—	—	(10,000)	—	(10,000)

Cash (used in) investing activities	—	—	(26,949)	—	(26,949)

Financing Activities
Debt financing costs	(97)	—	—	—	(97)
Transactions with affiliates	831	—	—	(831)	—

Cash provided by (used in) financing activities	734	—	—	(831)	(97)

Decrease in cash and cash equivalents	—	—	(35,077)	—	(35,077)
Cash and cash equivalents, beginning of period	—	—	35,171	—	35,171

Cash and cash equivalents, end of period	$—	$—	$94	$—	$94

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:

•	our expectation of continued growth in the demand for our coal by the domestic electric generation industry;

•	our belief that legislation and regulations relating to the Clean Air Act and other proposed environmental initiatives and the relatively higher costs of competing fuels will increase demand for our compliance and low sulfur coal;

•	our expectations regarding incentives to generators of electricity to minimize their fuel costs as a result of electric utility deregulation;

•	our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	a variety of market, operational, geologic, permitting, labor and weather related factors;

•	our expectations regarding any synergies to be derived from the Triton acquisition; and

•	the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties,” including, but not limited to, the following:

o	Due to the significant amount of our debt, a downturn in economic or industry conditions could materially affect our ability to meet our future financial and liquidity obligations.

o	A reduction in consumption by the domestic electric generation industry may cause our profitability to decline.

o	Extensive environmental laws and regulations could cause the volume of our sales to decline.

o	The coal industry is highly regulated, which restricts our ability to conduct mining operations and may cause our profitability to decline.

o	We may not be able to obtain or renew our surety bonds on acceptable terms.

o	Unanticipated mining conditions may cause profitability to fluctuate.

o	Intense competition and excess industry capacity in the coal producing regions has adversely affected our revenues and may continue to do so in the future.

o	Deregulation of the electric utility industry may cause customers to be more price-sensitive, resulting in a potential decline in our profitability.

o	Our profitability may be adversely affected by the status of our long-term coal supply contracts.

o	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

o	An unavailability of coal reserves would cause our profitability to decline.

o	Disruption in, or increased costs of, transportation services could adversely affect our profitability.

o	Numerous uncertainties exist in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower revenues, higher costs or decreased profitability.

o	Title defects or loss of leasehold interests in our properties could result in unanticipated costs or an inability to mine these properties.

o	All acquisitions involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

o	Our expenditures for postretirement medical and pension benefits have increased since 2002 and could further increase in the future.

o	Any inability to comply with restrictions imposed by the Indenture governing our debt could result in a default under this agreement.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. You are advised, however, to consider any additional disclosures that we may make on related subjects in future filings with the SEC. You should understand that it is not possible to predict or identify all factors that could cause our actual results to differ. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005, Compared to Quarter Ended March 31, 2004

Items Affecting Comparability of Reported Results

The comparison of our operating results for the quarters ending March 31, 2005 and 2004 are affected by the following significant items:

	Quarter ended March 31
(Amounts in millions)	2005	2004
Operating Income
Gain from equipment sale	$1.6	$—
Reclamation fee assessment	—	(1.3)
Severance costs — Skyline Mine	—	(1.2)

Net increase (decrease) in operating income	$1.6	$(2.5)
Other
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(3.4)	(3.4)
Reclamation fee assessment — interest portion	—	(0.2)

Net (decrease) in pre-tax income	$(1.8)	$(6.1)

Gain from equipment sale

During the quarter ended March 31, 2005, we recognized a gain of $1.6 million from the sale of equipment. The gain is reported as other operating income.

Reclamation fee assessment

During the quarter ended March 31, 2004, the Office of Surface Mining completed an audit of certain of our federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in an assessment of additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.

Severance costs — Skyline Mine

During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of idling its Skyline Mine, and incurred severance costs of $1.9 million. Our share of these costs totals $1.2 million and is reflected in income from equity investments.

Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps

On June 25, 2003, we repaid our term loan with the proceeds from the offering of senior notes. Prior to the repayment, we had designated certain interest rate swaps as hedges of the variable rate interest payments due under the term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the quarters ending March 31, 2005 and 2004, we recognized expense of $3.4 million for both periods, related to the amortization of previously deferred mark-to-market adjustments.

Revenues

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands, except per ton data)
Coal sales	$277,416	$139,848	$137,568	98.4%
Tons sold	27,916	17,903	10,013	55.9%
Coal sales realization per ton sold	$9.94	$7.81	$2.13	27.3%

Tons sold by operating segment

	Tons Sold		% of Total
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
	(Amounts in thousands)
Powder River Basin	23,117	16,159	82.8%	90.3%
Western Bituminous Region	4,799	1,744	17.2%	9.7%

Total operating regions	27,916	17,903	100.0%	100.0%

Coal sales. The increase in coal sales resulted from the combination of higher pricing and increased volumes primarily from the addition of the North Rochelle mining operations and the consolidation of Canyon Fuel.

Volumes increased dramatically in both the Powder River Basin (an increase of 43.1%) and at our Western Bituminous operations (an increase 175.2%). These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the consolidation of Canyon Fuel volumes in the current quarter.

Per ton realizations increased due primarily to higher contract prices in both regions. In the Powder River Basin, per ton realization increased 13.9%, including above-market pricing on certain contracts that were contributed to us through Arch Coal’s acquisition of the North Rochelle operations. The Western Bituminous region’s per ton realization increased 19.9%. In addition to higher contract pricing, per ton realizations in the Western Bituminous Basin were also affected by the consolidation of Canyon Fuel during the third quarter of 2004.

Costs and Expenses

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$209,105	$111,092	$98,013	88.2%
Depreciation, depletion and amortization	25,519	16,636	8,883	53.4%
Selling, general and administrative expenses	5,690	4,211	1,479	35.1%

	$240,314	$131,939	$108,375	82.1%

Cost of coal sales. The increase in cost of coal sales is primarily due to the increase in coal sales revenues discussed above. Specific factors contributing to the increase are as follows (note that the increases discussed below are partially due to the addition of the North Rochelle operations and the consolidation of Canyon Fuel during the third quarter of 2004):

•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $24.2 million.

•	Repairs and maintenance costs increased $13.1 million.

•	Costs for diesel fuel and utilities increased $5.6 million and $2.5 million, respectively.

•	Costs for operating supplies increased $13.7 million due partially to increased commodity and steel prices during the current quarter compared to the prior year’s comparable quarter.

Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization is due primarily to the property additions resulting from the consolidation of Canyon Fuel and the contribution of North Rochelle during the third quarter of 2004.

Regional Analysis:

Our operating costs (reflected below on a per-ton basis) are defined as including all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$6.37	$6.01	$0.36	6.0%
Western Bituminous Region	$15.20	$16.86	$(1.66)	(9.8)%

Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased production taxes and coal royalties ($0.17 per ton) and repairs and maintenance charges ($0.14 per ton) and to the utilities and diesel fuel costs discussed above. Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004.

Western Bituminous Region — Operating cost per ton decreased primarily due to increased production activity as a result of the consolidation of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines in the aggregate have a lower operating cost per ton than the West Elk mine.

Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. The increase is due primarily to increases in compensation-related expenses at Arch Coal.

Other Operating Income

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investment	$—	$1,272	$(1,272)	(100.0)%
Other operating income	2,293	4,327	(2,034)	(47.1)%

	$2,293	$5,599	$(3,306)	(59.0)%

Other operating income. The decrease in other operating income is primarily due to $2.0 million in administration charges and production payments received from Canyon Fuel in the first quarter of 2004 (these payments ceased as of the July 31, 2004 consolidation of Canyon Fuel in our financial statements).

Interest Expense, Net

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(15,989)	$(12,900)	$(3,089)	23.9%
Interest income	8,781	3,702	5,079	137.2%

	$(7,208)	$(9,198)	$1,990	(21.6)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in first three months of 2005 as compared to the same period in 2004.

Interest Income. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the first three months of 2005 as compared to the same period in 2004.

Other Non-operating Income and Expense

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(3,388)	$(3,388)	$—	N/A

Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarters ended March 31, 2005 and 2004 include expenses of $3.4 million for both periods, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.

Income before minority interest

	Three Months Ended
	March 31,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands)
Income before minority interest	$28,799	$922	$27,877	N/A

The increase in net income is primarily due to higher operating margins resulting from higher coal sales revenues and the effects of the North Rochelle contribution.

DISCLOSURE AND INTERNAL CONTROLS

An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

OUTLOOK

Railroad Transportation Disruptions. During 2004 and again in early 2005, rail service disruptions resulted in missed shipments in both of our operating regions. In addition, we were periodically forced to curtail production at the West Elk mine in Colorado and the Black Thunder mine in Wyoming due to high inventory levels stemming from insufficient rail service.

The railroad disruptions, which initially resulted from inadequate staffing at the railroads, equipment shortages and an unexpected increase in overall rail shipments, improved in both of our operating regions during the latter part of the first quarter of 2005. We anticipate continued improvement with rail service in the second quarter of 2005.

Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $44.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of December 31, 2004, the remaining deferred amounts will be recognized as expense in the following periods: $12.7 million in 2005 ($3.4 million was recognized in the first quarter of 2005); $7.9 million in 2006; and $3.1 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2005 and 2004:

	2005	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$29,024	$(8,031)
Investing activities	(29,980)	(26,949)
Financing activities	(51)	(97)

Cash provided by operating activities increased in the quarter ended March 31, 2005 as compared to the same period in 2004 primarily as a result of improved operating performance and the change in the receivable from Arch Coal, which remained relatively flat during the three months ended March 31, 2005 compared to a $31.5 million increase in the prior year’s comparable quarter.

Cash used in investing activities in the first quarter of 2005 reflects capital expenditures and advance royalty payments of $21.9 million and $10.0 million, respectively, offset partially by proceeds from the sale of equipment of $1.9 million. Cash provided by investing activities in the first quarter of 2004 reflects capital expenditures and advance royalty payments of $17.0 million and $10.0 million, respectively.

Capital expenditures were $21.9 million and $17.0 million for the three months ended March 31, 2005 and 2004, respectively. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will be approximately $140.0 million in total for 2005. This estimate includes capital expenditures related to development work at the North Lease mine in Utah at the currently idled Skyline complex. Also, this estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with cash generated from operations.

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

On October 22, 2004, Arch Western Finance issued $250 million of 6-3/4% senior notes due 2013 at a price of 104.75% of par. The notes form a single series with Arch Western Finance’s existing $700 million, 6-3/4% senior notes due 2013. The net proceeds of the offering were used to repay and retire the outstanding indebtedness under our $100.0 million term loan maturing in 2007, with the remainder loaned to Arch Coal.

The terms of our LLC Agreement provide for a preferred return distribution in an amount equal to 4% of the preferred capital balance, which was $2.4 million as of December 31, 2004. Except for the preferred return distribution, distributions may generally be made at such times and in such amounts as Arch Coal, as the managing member, determines. We have historically made no distributions other than the preferred return.

We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2005, all of our outstanding debt bore interest at fixed rates.

We are also exposed to commodity price risk related to our purchase of diesel fuel. We enter into forward purchase contracts and heating oil swaps to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The changes in the floating heating oil price highly correlate to changes in diesel fuel prices.

The discussion below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes reflects our view of changes that are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The major accounting policies for these instruments are described in Note 2 to our consolidated financial statements as of and for the year ended December 31, 2004 as filed on our Annual Report on Form 10-K with the Securities and Exchange Commission.

At March 31, 2005, our debt portfolio consisted entirely of fixed rate debt. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to our fixed rate debt assumes an instantaneous 100-basis point move in interest rates from their levels at March 31, 2005, with all other variables held constant. A 100-basis point increase in market interest rates would result in a $57.2 million decrease in the fair value of the Company’s fixed rate debt at March 31, 2005. At March 31, 2005, a $.05 per gallon increase in the price of heating oil would result in a $0.2 million increase in the fair value of the financial position of the heating oil swap agreements.

CONTINGENCIES

Reclamation

The federal Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We accrue for the costs of reclamation in accordance with the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which was adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of reclamation common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the asset retirement obligation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.

We review our entire environmental liability periodically and make necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. Our management believes it is making adequate provisions for all expected reclamation and other associated costs.

Legal Contingencies.

We are a party to numerous other claims and lawsuits with respect to various matters. We provide for costs related to contingencies, including environmental matters, when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.

Certain Trends and Uncertainties

Substantial Leverage — Covenants

As of March 31, 2005, we had outstanding consolidated indebtedness of $961.3 million, representing approximately 62% of our capital employed. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings or other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. The amount and terms of our debt could have material consequences to our business, including, but not limited to:

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

In July 1997, the EPA adopted more stringent ambient air quality standards for particulate matter and ozone. In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. In April 2004, the EPA issued final nonattainment designations for the eight-hour ozone standard, and, in December 2004, issued the final nonattainment standard for PM25. States will have to revise their State Implementation Plans to require electric power generators to further reduce nitrogen oxide and particulate matter emissions, particularly in designated nonattainment areas. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and our development of new mines. This in turn may result in decreased production and a corresponding decrease in our revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.

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

New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. Oral argument was heard on this matter in January 2005. In January 2004, the EPA Administrator announced that the EPA would be taking new enforcement actions against utilities for violations of the existing New Source Review requirements, and shortly thereafter, the EPA issued enforcement notices to several electric utility companies.

In March 2005, the EPA issued (i) the Clean Air Interstate Rule (CAIR), which permanently caps emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in the eastern United States; and (ii) the Clean Air Mercury Rule (CAMR) to permanently cap and reduce mercury emissions from coal-fired power plants. CAIR requires reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia and, when fully implemented in 2015, CAIR will reduce SO2 emissions in these states by over 70 percent and NOx emissions by over 60 percent from 2003 levels. Under the new mercury emissions rule, which takes effect in May 2005, coal-fired power plants have until 2010 to cut mercury emission levels to 38 tons a year from 48 tons. Plants then have until 2018 to bring that level down to 15 tons, a 69 percent reduction. Utility analysts have estimated meeting those goals will cost power generators approximately $50 billion to install the required filtration systems, or “scrubbers,” on their smokestacks. Both rules also provide power plant operators a market-based system (“cap and trade program”) in which plants that exceed federal requirements can sell pollution credits to plant operators who need more time to comply with the stricter rules. The additional costs that may be associated with operating coal-fired power generation facilities due to the implementation of these new rules may render coal a less attractive fuel source.

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

We also lease some of our coal reserves to third party operators. Under SMCRA, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent mine lessees and other third parties could potentially be imputed to other companies that are deemed, according to the regulations, to have “owned” or “controlled” the mine operator. Sanctions against the “owner” or “controller” are quite severe and can include civil penalties, reclamation fees and reclamation costs. We are not aware of any currently pending or asserted claims against us asserting that we “own” or “control” any of our lessees’ operations.

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

Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could trigger the liability provisions of the statute. Thus, coal mines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.

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

Electric Industry Factors

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

Electric utility deregulation is expected to provide incentives to generators of electricity to minimize their fuel costs and is believed to have caused electric generators to be more aggressive in negotiating prices with coal suppliers. Deregulation may have an adverse effect on our profitability to the extent it causes our customers to be more cost-sensitive.

Terms of Long-Term Coal Supply Contracts

During 2004, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 67% of our total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the three months ended March 31, 2005, the weighted average price of coal sold under our long-term contracts was $10.36 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts may allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.

Reserve Depletion

Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We have in the past acquired and will in the future acquire coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition.

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

The majority of our mining operations are conducted on properties we lease. The loss of any lease could adversely affect our ability to develop the associated reserves. Because title to most of our leased properties and mineral rights is not usually verified until we have made a commitment to develop a property, which may not occur until after we have obtained necessary permits and completed exploration of the property, our right to mine certain of our reserves may be adversely affected if defects in title or boundaries exist. In order to obtain leases or mining contracts to conduct mining operations on property where these defects exist, we have had to, and may in the future have to, incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties on which mining operations are not commenced during the term of the lease.

Acquisitions

We continually seek to expand our operations and coal reserves in the regions in which we operate through acquisitions of businesses and assets, including leases of coal reserves. Acquisition transactions involve inherent risks, such as:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is contained in the “Contingencies — Legal Contingencies” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and is incorporated herein by reference.

ITEM 6. EXHIBITS

(a)

3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

4.1	Indenture, dated June 25, 2003, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C., Triton Coal Company, LLC and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Arch Coal, Inc. and Arch Western Resources, LLC on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

31.1	Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement Under Oath of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement Under Oath of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH WESTERN RESOURCES, LLC (Registrant)

Date: May 12, 2005	/s/ Robert J. Messey

Robert J. Messey
Vice President
(Chief Accounting Officer)