Form 10-Q
period 2005-04-30
ARCH WESTERN RESOURCES LLC
filed 2005-08-15
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number ___
ARCH WESTERN RESOURCES, LLC
(Exact name of registrant as specified in its charter)

Delaware	43-1811130
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
One CityPlace Drive, Suite 300, St. Louis, Missouri 63141
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (314) 994-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 1, 2005, 99.5% of the registrant’s common equity was held by Arch Western Acquisition Corporation and the remaining .5 percent was held by BP p.l.c.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCH WESTERN RESOURCES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$482	$1,351
Trade receivables	114,819	83,230
Other receivables	4,987	5,691
Inventories	82,831	78,372
Prepaid royalties	5,066	7,792
Other	12,003	11,529

Total current assets	220,188	187,965

Property, plant and equipment, net	1,088,603	1,101,674

Other assets
Receivable from Arch Coal, Inc.	724,052	677,934
Other	43,672	45,863

Total other assets	767,724	723,797

Total assets	$2,076,515	$2,013,436

Liabilities and members’ equity
Current liabilities
Accounts payable	$51,998	$56,612
Accrued expenses	133,362	129,435

Total current liabilities	185,360	186,047
Long-term debt	960,930	961,613
Accrued postretirement benefits other than pension	25,920	24,643
Asset retirement obligations	130,508	128,184
Accrued workers’ compensation	12,058	12,749
Other noncurrent liabilities	36,093	42,770

Total liabilities	1,350,869	1,356,006

Minority interest	119,879	109,401
Redeemable equity interests	5,260	4,971
Non-redeemable members’ equity	600,507	543,058

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$2,076,515	$2,013,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues
Coal sales	$274,700	$141,773	$552,116	$281,622
Costs and expenses
Cost of coal sales	205,697	109,956	414,801	221,051
Depreciation, depletion and amortization	24,316	16,759	49,835	33,395
Selling, general and administrative expenses	5,192	3,553	10,883	7,764

	235,205	130,268	475,519	262,210

Other operating income
Income from equity investments	—	5,995	—	7,267
Other operating income	442	2,983	2,735	7,310

	442	8,978	2,735	14,577

Income from operations	39,937	20,483	79,332	33,989

Interest expense, net:
Interest expense	(17,323)	(12,946)	(33,312)	(25,845)
Interest income primarily from Arch Coal, Inc.	10,603	3,873	19,383	7,575

	(6,720)	(9,073)	(13,929)	(18,270)

Other non-operating income (expense):
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(3,388)	(3,388)	(6,775)	(6,775)

Income before minority interest	29,829	8,022	58,628	8,944

Minority interest	(7,750)	—	(10,478)	—

Net income	$22,079	$8,022	$48,150	$8,944

Net income attributable to redeemable equity interests	$110	$40	$240	$45
Net income attributable to non-redeemable equity interests	$21,969	$7,982	$47,910	$8,899
The accompanying notes are an integral part of the condensed consolidated financial statements

ARCH WESTERN RESOURCES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income	$48,150	$8,944
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	49,835	33,395
Prepaid royalties expensed	12,726	10,000
Accretion on asset retirement obligations	5,709	4,155
Net gain on disposition of assets	(1,687)	(115)
Income from equity investment	—	(7,267)
Net (contributions) to equity investment	—	(4,368)
Minority interest	10,478	—
Other nonoperating expense	6,775	6,775
Changes in:
Receivables	(30,885)	461
Inventories	(4,458)	(6,268)
Accounts payable and accrued expenses	(604)	4,388
Note receivable from Arch Coal, Inc.	(46,249)	(44,178)
Accrued postretirement benefits other than pension	1,277	633
Asset retirement obligations	(3,385)	(2,860)
Accrued workers’ compensation benefits	(691)	(131)
Other	4,634	2,020

Cash provided by operating activities	51,625	5,584

Investing activities
Capital expenditures	(41,961)	(30,621)
Proceeds from dispositions of property, plant and equipment	1,974	118
Additions to prepaid royalties	(12,456)	(10,000)

Cash used in investing activities	(52,443)	(40,503)

Financing activities
Debt financing costs	(51)	(225)

Cash used in financing activities	(51)	(225)

Decrease in cash and cash equivalents	(869)	(35,144)
Cash and cash equivalents, beginning of period	1,351	35,171

Cash and cash equivalents, end of period	$482	$27

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
Note A — General
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2004 included in Arch Western Resources, LLC’s Form 10-K as filed with the Securities and Exchange Commission.
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
The Company mines and markets steam coal from surface and deep mines for sale to utility and industrial customers in the United States and certain export markets. The Company’s principal subsidiaries are Thunder Basin Coal Company, L.L.C., which operates a surface coal mine and owns one idle mine in the Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., which operates one underground coal mine in Colorado; and Arch of Wyoming LLC, which operated two surface coal mines in the Hanna Basin in Wyoming. Both Arch of Wyoming mines were put into reclamation mode in 2004. In addition to these wholly owned operating units, the Company had a 65% interest in Canyon Fuel Company, LLC (“Canyon Fuel”). Canyon Fuel operates three underground mines in Utah. Through July 31, 2004, the Company’s interest in Canyon Fuel was accounted for on the equity method as a result of certain super-majority voting rights in the Canyon Fuel joint venture agreement. On July 31, 2004, Arch Coal purchased the remaining 35% interest in Canyon Fuel not owned by the Company. Upon Arch Coal’s acquisition of the 35% interest, Canyon Fuel’s joint venture agreement was amended to eliminate the super-majority voting rights. As a result, for periods subsequent to July 31, 2004, the Company has consolidated 100% of the results of Canyon Fuel in its financial statements and recorded minority interest for Arch Coal’s 35% interest in Canyon Fuel.
Note B — Recent Accounting Pronouncements
On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 04, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal which will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, the coal industry has considered coal uncovered at a surface mining operation but not yet extracted to be coal (pit) inventory. This is a change in accounting practice. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005 for which the cumulative effect of adoption should be recognized as an adjustment to the beginning balance of retained earnings during the period. The Company is evaluating what impact this guidance will have on its consolidated financial statements.
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
Note C — Contribution of North Rochelle Mine
On August 20, 2004, Arch Coal acquired (1) Vulcan Coal Holdings, L.L.C., which owns all of the common equity of Triton Coal Company, LLC (“Triton”), and (2) all of the preferred units of Triton for a total purchase price of $382.1 million. Upon acquisition, Arch Coal contributed the assets and liabilities of Triton’s North Rochelle mine (excluding coal reserves) to the Company. Upon contribution, the North Rochelle mine was integrated with the Company’s Black Thunder mine in the Powder River Basin.
Concurrently with the contribution, the Company entered into a sublease transaction with Arch Coal for the right to mine the former North Rochelle coal reserves. Under the terms of the original sublease agreement, the Company paid a production royalty of $0.05 per ton to Arch Coal for tons mined on the North Rochelle property. A new sublease was entered into effective April 1, 2005 with a rate of 7% of gross sales price. The Company paid royalties of $3.2 million and $3.5 million to Arch coal under this sublease for the three and six months ended June 30, 2005, respectively. Arch Coal’s depletion expense related to the North Rochelle reserves totaled $4.3 million and $8.6 million for the three and six months ended June 30, 2005, respectively.
The effects of the contribution have been recorded in the accompanying consolidated financial statements as of and for the periods subsequent to August 20, 2004. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of contribution (dollars in thousands):

Cash	$407
Accounts receivable	14,233
Materials and supplies	4,161
Coal inventory	4,874
Other current assets	3,792
Property, plant, equipment and mine development	81,059
Coal supply agreements	8,486
Accounts payable and accrued expenses	(72,326)
Other non-current assets and liabilities, net	(18,236)

Total contribution	$26,450

Amounts allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The amortization period on these acquired coal supply agreements ranges from six to 18 months.
Included in the amounts allocated to accounts payable and accrued expenses, noted in the table above, are $5.5 million of liabilities incurred in connection with terminating Vulcan employees upon acquisition. Upon acquisition, the Company identified 24 employees of Vulcan who were terminated as part of the integration of the North Rochelle mine into the Company’s Black Thunder mine. All amounts accrued for severance were paid as of December 31, 2004.
Pro Forma Financial Information
If the North Rochelle mining operations and Canyon Fuel (net of Arch Coal’s minority interest) had been included in the Company’s results of operations during the three and six months ended June 30, 2004, its unaudited pro forma revenues would have been $256.5 million and $490.3 million, respectively, and the unaudited pro forma net income would have been $12.5 million and $10.1 million, respectively.

Note D - Transactions or Events Affecting Comparability of Reported Results
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in the Company being assessed additional taxes. The Company is reviewing the assessment and has recorded a liability of $4.0 million on its books related to the audit. Of the $4.0 million recorded, $2.6 million was recorded in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while $1.4 million, representing interest associated with the assessment, was recorded as interest expense in the accompanying Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2005, the Company recognized a gain of $1.6 million from the sale of equipment. The gain is reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2004, the Office of Surface Mining completed an audit of certain of the Company’s federal reclamation fee filings for the period from 1998 through 2003. The audit resulted in an assessment of additional fees of $1.3 million and interest of $0.2 million. The additional fees have been recorded as a component of cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while the interest portion has been reflected as interest expense.
During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of temporarily idling its Skyline Mine, and incurred severance costs of $1.3 million and $3.2 million for the three and six months ended June 30, 2004, respectively. The Company’s share of these costs totals $0.9 million and $2.1 million, respectively, and is reflected in income from equity investments in the Condensed Consolidated Statements of Operations.
On June 25, 2003, the Company repaid the $675 million term loan with the proceeds from the offering of $700 million in senior notes. The Company had designated certain interest rate swaps as hedges of the variable rate interest payments due under the term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending June 30, 2005 and 2004, the Company recognized $3.4 million of expense related to the amortization of previously deferred mark-to-market adjustments. For the six months ending June 30, 2005 and 2004, we recognized $6.8 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments.
Note E — Investment in Canyon Fuel
As of June 30, 2005, the Company held no equity investments. Arch Coal purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. The following table presents unaudited summarized financial information for Canyon Fuel, for periods in which it was accounted for on the equity method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Income Statement Information	2005	2004	2005	2004
	(in thousands)
Revenues	$—	$69,325	$—	$122,708
Total costs and expenses	—	61,947	—	114,756

Net income before cumulative effect of accounting change	$—	$7,378	$—	$7,952

65% of Canyon Fuel net income before cumulative effect of accounting change	$—	$4,796	$—	$5,169
Effect of purchase adjustments	—	1,199	—	2,098

Arch Western’s income from its equity investment in Canyon Fuel	$—	$5,995	$—	$7,267

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
Note F — Other Comprehensive Income
Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in members’ equity during the year, excluding net income and transactions with members. The following table presents comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$22,079	$8,022	$48,150	$8,944
Other comprehensive income, net of income taxes	4,907	3,392	9,633	8,287

Total comprehensive income	$26,986	$11,414	$57,783	$17,231

Other comprehensive income for the three and six months ended June 30, 2005 and 2004 consists primarily of the reclassification of previously deferred mark-to-market adjustments from other comprehensive income to net income.
Note G — Employee Benefit Plans
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
Components of Net Periodic Benefit Cost
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Three Months Ended June 30,	2005	2004	2005	2004
	(In thousands)
Service cost	$1,658	$675	$417	$240
Interest cost	1,188	962	483	239
Expected return on plan assets*	(312)	(1,439)	—	—
Other amortization and deferral	423	68	337	(6)

	$2,957	$266	$1,237	$473

			Other postretirement
	Pension benefits		benefits
Six Months Ended June 30,	2005	2004	2005	2004
	(In thousands)
Service cost	$3,264	$1,450	$922	$480
Interest cost	2,051	1,915	923	502
Expected return on plan assets*	(1,406)	(2,459)	—	—
Other amortization and deferral	1,239	443	418	(3)

	$5,148	$1,349	$2,263	$979

*	The Company does not fund its other postretirement liabilities.
Employer Contributions
While the Company did not make any contributions to the pension plan during the six months ended June 30, 2005, it is currently considering a contribution to the plan in 2005 but has not yet made a determination as to the timing and the amount of the potential contribution.
Note H — Inventories
Inventories consist of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Coal	$46,463	$46,538
Repair parts and supplies	36,368	31,834

	$82,831	$78,372

Note I — Debt
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
Note J — Related Party Transactions
The Company pays selling, general and administrative services fees to Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $5.2 million and $3.6 million for the three months ended June 30, 2005 and 2004, respectively and $10.9 million and $7.8 million for the six months ended June 30, 2005 and 2004, respectively. These amounts are reported as selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Note K — Segment Information
The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major western low-sulfur coal basins. The Company has two reportable segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (which include all mining costs but exclude pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mines and two surface mines (the surface mines were both placed into reclamation mode in 2004).
Operating segment results for the three and six months ending June 30, 2005 and 2004 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, other support functions, and the elimination of intercompany transactions.

Three months ending June 30, 2005

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$169,666	$105,034	$—	$274,700
Income from operations	17,924	26,746	(4,733)	39,937
Total assets	1,182,995	1,701,858	(808,338)	2,076,515
Depreciation, depletion and amortization	15,626	8,690	—	24,316
Capital expenditures	8,507	11,541	—	20,048
Operating cost per ton	7.17	14.21

Three months ending June 30, 2004

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$117,332	$24,441	$—	$141,773
Income from equity investments	—	5,995	—	5,995
Income from operations	13,771	8,936	(2,224)	20,483
Total assets	1,016,134	939,508	(522,643)	1,432,999
Equity investments	—	158,042	—	158,042
Depreciation, depletion and amortization	12,912	3,847	—	16,759
Capital expenditures	11,342	2,324	—	13,666
Operating cost per ton	6.02	15.85
Six months ending June 30, 2005

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$349,373	$202,743	$—	$552,116
Income from operations	51,584	39,106	(11,358)	79,332
Depreciation, depletion and amortization	32,815	17,020	—	49,835
Capital expenditures	16,998	24,963	—	41,961
Operating cost per ton	6.75	14.71
Six months ending June 30, 2004

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$227,579	$54,043	$—	$281,622
Income from equity investments	—	7,267	—	7,267
Income from operations	28,838	11,457	(6,306)	33,989
Depreciation, depletion and amortization	25,463	7,932	—	33,395
Capital expenditures	27,583	3,038	—	30,621
Operating cost per ton	6.01	16.40
Reconciliation of segment income from operations to consolidated income before minority interest:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Total segment income from operations	$39,937	$20,483	$79,332	$33,989
Interest expense	(17,323)	(12,946)	(33,312)	(25,845)
Interest income	10,603	3,873	19,383	7,575
Other non-operating expense	(3,388)	(3,388)	(6,775)	(6,775)

Income before minority interest	$29,829	$8,022	$58,628	$8,944

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

BALANCE SHEETS
June 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$461	$21	$—	$482
Trade accounts receivable	91,705	—	148	22,966	—	114,819
Other receivables	—	—	834	4,153	—	4,987
Inventories	—	—	62,039	20,792	—	82,831
Prepaid royalties	—	—	—	5,066	—	5,066
Other current assets	2,518	—	2,312	7,173	—	12,003

Total current assets	94,223	—	65,794	60,171	—	220,188

Property, plant and equipment, net	—	—	820,417	268,186	—	1,088,603

Investment in subsidiaries	1,484,869	—	—	—	(1,484,869)	—
Receivable from Arch Coal, Inc.	724,052	—	—	—	—	724,052
Intercompanies	(1,544,737)	972,589	534,284	37,864	—	—
Other	332	17,127	26,213	—	—	43,672

Total other assets	664,516	989,716	560,497	37,864	(1,484,869)	767,724

Total assets	$758,739	$989,716	$1,446,708	$366,221	$(1,484,869)	$2,076,515

Accounts payable	3,264	—	34,328	14,406	—	51,998
Accrued expenses	5,722	32,063	87,380	8,197	—	133,362

Total current liabilities	8,986	32,063	121,708	22,603	—	185,360
Long-term debt	—	960,930	—	—	—	960,930
Accrued postretirement benefits other than pension	15,391	—	2,485	8,044	—	25,920
Asset retirement obligations	—	—	118,420	12,088	—	130,508
Accrued workers’ compensation	6,249	—	1,182	4,627	—	12,058
Other noncurrent liabilities	2,467	—	5,128	28,498	—	36,093

Total liabilities	33,093	992,993	248,923	75,860	—	1,350,869

Minority interest	119,879	—	—	—	—	119,879

Redeemable equity interests	5,260	—	—	—	—	5,260
Non-redeemable members’ equity	600,507	(3,277)	1,197,785	290,361	(1,484,869)	600,507

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$758,739	$989,716	$1,446,708	$366,221	$(1,484,869)	$2,076,515

STATEMENTS OF OPERATIONS
Quarter ended June 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$209,479	$65,221	$—	$274,700
Cost of coal sales	42	—	163,729	41,926	—	205,697
Depreciation, depletion and amortization	—	—	19,774	4,542	—	24,316
Selling, general and administrative	5,192	—	—	—	—	5,192

	5,234	—	183,503	46,468	—	235,205
Income from equity investment	43,859	—	—	—	(43,859)	—
Other operating income	25	—	357	60	—	442

	43,884	—	357	60	(43,859)	442
Income from operations	38,650	—	26,333	18,813	(43,859)	39,937
Interest expense	(16,036)	(15,873)	(1,446)	—	16,032	(17,323)
Interest income primarily from Arch Coal, Inc.	10,603	16,032	—	—	(16,032)	10,603

	(5,433)	159	(1,446)	—	—	(6,720)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)
Minority interest	(7,750)	—	—	—	—	(7,750)

Net income (loss)	$22,079	$159	$24,887	$18,813	$(43,859)	$22,079

STATEMENTS OF OPERATIONS
Six Months ended June 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$428,253	$123,863	$—	$552,116
Cost of coal sales	980	—	321,385	92,436	—	414,801
Depreciation, depletion and amortization	—	—	41,064	8,771	—	49,835
Selling, general and administrative	10,883	—	—	—	—	10,883

	11,863	—	362,449	101,207	—	475,519
Income from equity investment	89,865	—	—	—	(89,865)	—
Other operating income	30	—	2,308	397	—	2,735

	89,895	—	2,308	397	(89,865)	2,735
Income from operations	78,032	—	68,112	23,053	(89,865)	79,332
Interest expense	(32,012)	(31,866)	(1,446)	—	32,012	(33,312)
Interest income primarily from Arch Coal, Inc.	19,383	32,012	—	—	(32,012)	19,383

	(12,629)	146	(1,446)	—	—	(13,929)
Other non-operating expense	(6,775)	—	—	—	—	(6,775)
Minority interest	(10,478)	—	—	—	—	(10,478)

Net income (loss)	$48,150	$146	$66,666	$23,053	$(89,865)	$48,150

STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by operating activities	$51	$—	$36,275	$15,299	$51,625
Investing Activities
Capital expenditures	—	—	(26,514)	(15,447)	(41,961)
Proceeds from dispositions of capital assets	—	—	1,971	3	1,974
Additions to prepaid royalties	—	—	(12,456)	—	(12,456)

Cash (used in) investing activities	—	—	(36,999)	(15,444)	(52,443)

Financing Activities
Debt financing costs	(51)	—	—	—	(51)

Cash (used in) financing activities	(51)	—	—	—	(51)

Decrease in cash and cash equivalents	—	—	(724)	(145)	(869)
Cash and cash equivalents, beginning of period	—	—	1,185	166	1,351

Cash and cash equivalents, end of period	$—	$—	$461	$21	$482

BALANCE SHEETS
December 31, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$1,185	$166	$—	$1,351
Trade accounts receivable	70,443	—	449	12,338	—	83,230
Other receivables	—	—	1,040	4,651	—	5,691
Inventories	—	—	58,815	19,557	—	78,372
Prepaid royalties	—	—	2,660	5,132	—	7,792
Other current assets	4,894	—	2,034	4,601	—	11,529

Total current assets	75,337	—	66,183	46,445	—	187,965

Property, plant and equipment, net	—	—	834,265	267,409	—	1,101,674

Investment in subsidiaries	1,393,809	—	—	—	(1,393,809)	—
Receivable from Arch Coal, Inc.	677,934	—	—	—	—	677,934
Intercompanies	(1,451,422)	973,310	449,449	28,663	—	—
Other	1,225	18,246	26,392	—	—	45,863

Total other assets	621,546	991,556	475,841	28,663	(1,393,809)	723,797

Total assets	$696,883	$991,556	$1,376,289	$342,517	$(1,393,809)	$2,013,436

Accounts payable	8,854	—	35,942	11,816	—	56,612
Accrued expenses	4,482	33,360	84,660	6,933	—	129,435

Total current liabilities	13,336	33,360	120,602	18,749	—	186,047
Long-term debt	—	961,613	—	—	—	961,613
Accrued postretirement benefits other than pension	14,576	—	2,485	7,582	—	24,643
Asset retirement obligations	—	—	116,627	11,557	—	128,184
Accrued workers’ compensation	6,018	—	1,527	5,204	—	12,749
Other noncurrent liabilities	5,523	—	5,128	32,119	—	42,770

Total liabilities	39,453	994,973	246,369	75,211	—	1,356,006

Minority interest	109,401	—	—	—	—	109,401

Redeemable equity interests	4,971	—	—	—	—	4,971
Non-redeemable members’ equity	543,058	(3,417)	1,129,920	267,306	(1,393,809)	543,058

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$696,883	$991,556	$1,376,289	$342,517	$(1,393,809)	$2,013,436

STATEMENTS OF OPERATIONS
Quarter ended June 30, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$141,773	$—	$—	$141,773
Cost of coal sales	24	—	109,932	—	—	109,956
Depreciation, depletion and amortization	—	—	16,759	—	—	16,759
Selling, general and administrative	3,553	—	—	—	—	3,553

	3,577	—	126,691	—	—	130,268
Income from equity investment	20,605	—	—	5,995	(20,605)	5,995
Other operating income	2,737	—	246	—	—	2,983

	23,342	—	246	5,995	(20,605)	8,978
Income from operations	19,765	—	15,328	5,995	(20,605)	20,483
Interest expense	(12,228)	(12,925)	—	—	12,207	(12,946)
Interest income primarily from Arch Coal, Inc.	3,873	12,207	—	—	(12,207)	3,873

	(8,355)	(718)	—	—	—	(9,073)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)

Net income (loss)	$8,022	$(718)	$15,328	$5,995	$(20,605)	$8,022

STATEMENTS OF OPERATIONS
Six Months ended June 30, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$281,622	$—	$—	$281,622
Cost of coal sales	2,562	—	218,489	—	—	221,051
Depreciation, depletion and amortization	—	—	33,395	—	—	33,395
Selling, general and administrative	7,764	—	—	—	—	7,764

	10,326	—	251,884	—	—	262,210
Income from equity investment	36,991	—	—	7,267	(36,991)	7,267
Other operating income	6,027	—	1,283	—	—	7,310

	43,018	—	1,283	7,267	(36,991)	14,577
Income from operations	32,692	—	31,021	7,267	(36,991)	33,989
Interest expense	(24,548)	(25,409)	—	—	24,112	(25,845)
Interest income primarily from Arch Coal, Inc.	7,575	24,112	—	—	(24,112)	7,575

	(16,973)	(1,297)	—	—	—	(18,270)
Other non-operating expense	(6,775)	—	—	—	—	(6,775)

Net income (loss)	$8,944	$(1,297)	$31,021	$7,267	$(36,991)	$8,944

STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2004
(in thousands of dollars)
(Unaudited)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$4,593	$—	$5,359	$(4,368)	$5,584
Investing Activities
Capital expenditures	—	—	(30,621)	—	(30,621)
Proceeds from dispositions of capital assets	—	—	118	—	118
Additions to prepaid royalties	—	—	(10,000)	—	(10,000)

Cash (used in) investing activities	—	—	(40,503)	—	(40,503)

Financing Activities Debt financing costs	(225)	—	—	—	(225)
Transactions with affiliates	(4,368)	—	—	4,368	—

Cash provided by (used in) financing activities	(4,593)	—	—	4,368	(225)

Decrease in cash and cash equivalents	—	—	(35,144)	—	(35,144)
Cash and cash equivalents, beginning of period	—	—	35,171	—	35,171

Cash and cash equivalents, end of period	$—	$—	$27	$—	$27

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
Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:
•	our expectation of continued growth in the demand for our coal by the domestic electric generation industry;

•	our belief that legislation and regulations relating to the Clean Air Act and other proposed environmental initiatives and the relatively higher costs of competing fuels will increase demand for our compliance and low sulfur coal;

•	our expectations regarding incentives to generators of electricity to minimize their fuel costs as a result of electric utility deregulation;

•	our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	a variety of market, operational, geologic, permitting, labor, transportation and weather related factors;

•	our expectations regarding any synergies to be derived from the Triton acquisition; and

•	the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties,” including, but not limited to, the following:
°	Due to the significant amount of our debt, a downturn in economic or industry conditions could materially affect our ability to meet our future financial and liquidity obligations.

°	A reduction in consumption by the domestic electric generation industry may cause our profitability to decline.

°	Extensive environmental laws and regulations could cause the volume of our sales to decline.

°	The coal industry is highly regulated, which restricts our ability to conduct mining operations and may cause our profitability to decline.

°	We may not be able to obtain or renew our surety bonds on acceptable terms.

°	Unanticipated mining conditions may cause profitability to fluctuate.

°	Intense competition and excess industry capacity in the coal producing regions has adversely affected our revenues and may continue to do so in the future.

°	Deregulation of the electric utility industry may cause customers to be more price-sensitive, resulting in a potential decline in our profitability.

°	Our profitability may be adversely affected by the status of our long-term coal supply contracts.

°	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

°	An unavailability of coal reserves would cause our profitability to decline.

°	Disruption in, or increased costs of, transportation services could adversely affect our profitability.

°	Numerous uncertainties exist in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower revenues, higher costs or decreased profitability.

°	Title defects or loss of leasehold interests in our properties could result in unanticipated costs or an inability to mine these properties.

°	All acquisitions involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

°	Our expenditures for postretirement medical and pension benefits have increased in recent periods and could further increase in the future.

°	Any inability to comply with restrictions imposed by the Indenture governing our debt could result in a default under this agreement.
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

RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparison of our operating results for the quarter-to-date and year-to-date ending June 30, 2005 and 2004 are affected by the following significant items:

	Quarter Ended		Six Months
	June 30,		Ended June 30,
(Amounts in millions)	2005	2004	2005	2004
Operating Income
Gain from equipment sale	$—	$—	$1.6	$—
Reclamation fee assessment	—	—	—	(1.3)
Severance costs — Skyline Mine	—	(0.9)	—	(2.1)
Wyoming severance tax assessment	(2.6)	—	(2.6)	—

Net decrease in operating income	$(2.6)	$(0.9)	$(1.0)	$(3.4)

Other
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(3.4)	(3.4)	(6.8)	(6.8)
Wyoming severance tax assessment – interest portion	(1.4)	—	(1.4)	—
Reclamation fee assessment — interest portion	—	—	—	(0.2)

Net decrease in pre-tax income	$(7.4)	$(4.3)	$(9.2)	$(10.4)

Gain from equipment sale
During the first quarter of 2005, we recognized a gain of $1.6 million from the sale of equipment. The gain is reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
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
Wyoming severance tax assessment
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in the Company being assessed additional taxes. We are reviewing the assessment and have recorded a liability of $4.0 million on our books related to the audit. Of the $4.0 million recognized, $2.6 million was recorded in cost of coal sales in the accompanying Condensed Consolidated Statements of Operations, while $1.4 million, representing interest associated with the assessment, was recorded as interest expense in the accompanying Condensed Consolidated Statements of Operations.
Severance costs — Skyline Mine
During the first quarter of 2004, Canyon Fuel, our equity method investment, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $1.3 million and $3.2 million for the three and six months ended June 30, 2004, respectively. Our 65% share of these costs totals $0.9 million and $2.1 million (which was prior to our purchase of the remaining 35% interest), respectively, and is reflected in income from equity investments in the accompanying Condensed Consolidated Statements of Operations.
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps
On June 25, 2003, we repaid the $675 million term loan with the proceeds from the offering of $700 million in senior notes. Prior to the repayment, we had designated certain interest rate swaps as hedges of the variable rate interest payments due under the term loans. Pursuant to the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and

Hedging Activities (“FAS 133”), historical mark-to-market adjustments related to these swaps through June 25, 2003 were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the contractual terms of the swap agreements. For the three months ending June 30, 2005 and 2004, we recognized expense of $3.4 million for both periods, related to the amortization of previously deferred mark-to-market adjustments. For the six months ending June 30, 2005 and 2004, we recognized $6.8 million of expense for both periods related to the amortization of previously deferred mark-to-market adjustments.
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004
Revenues

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$274,700	$141,773	$132,927	93.8%
Tons sold	25,718	18,572	7,146	38.5%
Coal sales realization per ton sold	$10.68	$7.63	$3.05	39.9%
Tons sold by operating segment

	Tons Sold		% of Total
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Amounts in thousands)
Powder River Basin	21,040	17,125	81.8%	92.2%
Western Bituminous Region	4,678	1,447	18.2%	7.8%

Total operating regions	25,718	18,572	100.0%	100.0%

Coal sales. The increase in coal sales resulted from the combination of increased pricing and additional volumes primarily from the contribution of the North Rochelle mining operations and the consolidation of Canyon Fuel, both of which occurred during the third quarter of 2004.
Volumes increased dramatically in both the Powder River Basin (an increase of 22.9%) and at our Western Bituminous operations (an increase of 223.3%). These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the consolidation of Canyon Fuel volumes in the current quarter.
Per ton realizations increased due primarily to higher contract prices in both regions. In the Powder River Basin, per ton realization increased 17.7%, as a result of increased base pricing and higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Western Bituminous region’s per ton realization increased 32.9%. In addition to higher contract pricing, per ton realizations in the Western Bituminous region were also affected by the consolidation of Canyon Fuel during the third quarter of 2004.
Costs and Expenses

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$205,697	$109,956	$95,741	87.1%
Depreciation, depletion and amortization	24,316	16,759	7,557	45.1%
Selling, general and administrative expenses	5,192	3,553	1,639	46.1%

	$235,205	$130,268	$104,937	80.6%

Cost of coal sales. The increase in cost of coal sales is primarily due to the contribution of the North Rochelle assets in the Powder River Basin and to the consolidation of Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):

•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $30.0 million during the second quarter of 2005 compared to the same period in the prior year.

•	Repairs and maintenance costs increased $14.5 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $4.1 million, $2.0 million and $1.9 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $9.0 million due partially to increased steel prices during the current quarter compared to the prior year’s comparable quarter.
Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization is due primarily to the property additions resulting from the consolidation of Canyon Fuel and the contribution of North Rochelle during the third quarter of 2004.

Regional Analysis:
Our operating costs (reflected below on a per-ton basis) are defined as including all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs and sales contract amortization) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$7.17	$6.02	$1.15	19.1%
Western Bituminous Region	$14.21	$15.85	$(1.64)	(10.3)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased production taxes (including the $2.6 million severance tax accrual discussed above) and coal royalties ($0.63 per ton) and repairs and maintenance charges ($0.23 per ton) and to the diesel fuel costs ($0.12 per ton) discussed above. Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004.
Western Bituminous Region — Operating cost per ton decreased primarily due to increased production activity as a result of the consolidation of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines, in the aggregate, have a lower operating cost per ton than the West Elk mine.
Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. The increase is due primarily to increases in legal and professional fees along with increases in compensation-related expenses at Arch Coal.
Other Operating Income

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investment	$—	$5,995	$(5,995)	(100.0)%
Other operating income	442	2,983	(2,541)	(85.2)%

	$442	$8,978	$(8,536)	(95.1)%

Other operating income. The decrease in other operating income is primarily due to $2.2 million in administration charges and production payments received from Canyon Fuel in the second quarter of 2004 (these payments ceased as of the July 31, 2004 consolidation of Canyon Fuel in our financial statements).
Interest Expense, Net

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(17,323)	$(12,946)	$(4,377)	33.8%
Interest income	10,603	3,873	6,730	173.8%

	$(6,720)	$(9,073)	$2,353	(25.9)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in the second quarter of 2005 as compared to the same period in 2004. In addition, we recognized $1.4 million of interest expense associated with the severance tax assessed by the State of Wyoming during the second quarter of 2005 described above.
Interest Income. Our cash transactions are managed by Arch Coal. Cash paid to/from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the second quarter of 2005 as compared to the same period in 2004.

Other Non-operating Income and Expense

	Three Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(3,388)	$(3,388)	$—	N/A
Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarters ended June 30, 2005 and 2004 include expenses of $3.4 million for both periods, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenues

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$552,116	$281,622	$270,494	96.0%
Tons sold	53,634	36,475	17,159	47.0%
Coal sales realization per ton sold	$10.29	$7.72	$2.57	33.3%
Tons sold by operating segment

	Tons Sold		% of Total
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(Amounts in thousands)
Powder River Basin	44,157	33,284	82.3%	91.3%
Western Bituminous Region	9,477	3,191	17.7%	8.7%

Total operating regions	53,634	36,475	100.0%	100.0%

Coal sales. The increase in coal sales resulted from the combination of increased pricing and additional volumes primarily from the contribution of the North Rochelle mining operations and the consolidation of Canyon Fuel, both of which occurred during the third quarter of 2004.
Volumes increased dramatically in both the Powder River Basin (an increase of 32.7%) and at our Western Bituminous operations (an increase of 197.0%). These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the consolidation of Canyon Fuel volumes in the current quarter.
Per ton realizations increased due primarily to higher contract prices in both regions. In the Powder River Basin, per ton realization increased 15.7%, as a result of increased base pricing and higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Western Bituminous region’s per ton realization increased 26.3%. In addition to higher contract pricing, per ton realizations in the Western Bituminous region were also affected by the consolidation of Canyon Fuel during the third quarter of 2004.
Costs and Expenses

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$414,801	$221,051	$193,750	87.6%
Depreciation, depletion and amortization	49,835	33,395	16,440	49.2%
Selling, general and administrative expenses	10,883	7,764	3,119	40.2%

	$475,519	$262,210	$213,309	81.4%

Cost of coal sales. The increase in cost of coal sales is primarily due to the contribution of the North Rochelle assets in the Powder River Basin and to the consolidation of Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $54.2 million during the first half of 2005 compared to the first half of 2004.

•	Repairs and maintenance costs increased $27.8 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $9.7 million, $3.6 million and $4.4 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $18.1 million due partially to increased steel prices during the first half of 2005 compared to the same period in the prior year.
Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization is due primarily to the property additions resulting from the consolidation of Canyon Fuel and the contribution of North Rochelle during the third quarter of 2004.

Regional Analysis:
Our operating costs (reflected below on a per-ton basis) are defined as including all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs and sales contract amortization) and all depreciation, depletion and amortization attributable to mining operations.

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$6.75	$6.01	$.74	12.3%
Western Bituminous Region	$14.71	$16.40	$(1.69)	(10.3)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased production taxes (including the $2.6 million severance tax accrual discussed previously) and coal royalties ($0.36 per ton) and repairs and maintenance charges ($0.18 per ton) and diesel fuel costs ($0.14 per ton) discussed above. Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004.
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
Other Operating Income

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investment	$—	$7,267	$(7,267)	(100.0)%
Other operating income	2,735	7,310	(4,575)	(62.6)%

	$2,735	$14,577	$(11,842)	(81.2)%

Other operating income. The decrease in other operating income is primarily due to $4.1 million in administration charges and production payments received from Canyon Fuel in the first half of 2004 which ceased as of July 31, 2004 after the consolidation of Canyon Fuel in our financial statements.
Interest Expense, Net

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands)
Interest expense	$(33,312)	$(25,845)	$(7,467)	28.9%
Interest income	19,383	7,575	11,808	155.9%

	$(13,929)	$(18,270)	$4,341	(23.8)%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in the second quarter of 2005 as compared to the same period in 2004. In addition, we recognized $1.4 million of interest expense associated with the severance tax assessed by the State of Wyoming during the second quarter of 2005 described above.
Interest Income. Our cash transactions are managed by Arch Coal. Cash paid to/from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the second quarter of 2005 as compared to the same period in 2004.

Other Non-operating Income and Expense

	Six Months Ended
	June 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(6,775)	$(6,775)	$—	N/A
Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the six months ended June 30, 2005 and 2004 include expenses of $6.8 million for both periods, related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.
DISCLOSURE AND INTERNAL CONTROLS
An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
OUTLOOK
Railroad Transportation Disruptions. During 2004 and again in the first half of 2005, rail service disruptions resulted in missed shipments in all of our operating regions. In the second quarter of 2005, the rail disruptions were most pronounced in the Powder River Basin of Wyoming, where shipments from our Black Thunder mine were reduced by a total of 3.8 million tons and production was curtailed by approximately two million tons. The major maintenance repair work currently underway on the joint line rail system in the Powder River Basin is expected to negatively impact shipments from the region through the end of 2005.
Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through June 25, 2003 of $44.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of December 31, 2004, the remaining deferred amounts will be recognized as expense in the following periods: $12.7 million in 2005 ($6.8 million was recognized through the first half of 2005); $7.9 million in 2006; and $3.1 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2005 and 2004:

	2005	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$51,625	$5,584
Investing activities	(52,443)	(40,503)
Financing activities	(51)	(225)
Cash provided by operating activities increased in the six months ended June 30, 2005 as compared to the same period in 2004 primarily as a result of improved operating performance offset by an increased investment in working capital of $34.4 million related to the increased sales volume and activity related to the addition of the North Rochelle mining operations and the consolidation of Canyon Fuel both of which occurred during the third quarter of 2004.
Cash used in investing activities increased during the six months ended June 30, 2005 compared to the same period in the prior year as a result of the addition of the North Rochelle mining operations and the consolidation of Canyon Fuel both of which occurred during the third quarter of 2004. Cash used in investing activities in the six months ended June 30, 2005 reflects capital expenditures and advance royalty payments of $42.0 million and $12.5 million, respectively, offset partially by proceeds from the sale of equipment of $1.9 million. Cash provided by investing activities in the six months ended June 30, 2004 reflects capital expenditures and advance royalty payments of $30.6 million and $10.0 million, respectively.
Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. We estimate that our capital expenditures will be approximately $150.0 million in total for 2005. This estimate includes capital expenditures related to development work at the North Lease mine in Utah at the Skyline complex. Also, this estimate assumes no other acquisitions, significant expansions of our existing mining operations or additions to our reserve base. We anticipate that we will fund these capital expenditures with cash generated from operations.
We generally satisfy our working capital requirements and fund our capital expenditures and debt-service obligations with cash generated from operations and, if necessary, cash from Arch Coal. We believe that cash generated from operations and our borrowing capacity will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
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
We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2005, all of our outstanding debt bore interest at fixed rates.
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
At June 30, 2005, our debt portfolio consisted entirely of fixed rate debt. A change in interest rates on the fixed rate debt impacts the net financial instrument position but has no impact on interest incurred or cash flows. The sensitivity analysis related to our fixed rate debt assumes an instantaneous 100-basis point move in interest rates from their levels at June 30, 2005, with all other variables held constant. A 100-basis point increase in market interest rates would result in a $55.9 million decrease in the fair value of the Company’s fixed rate debt at June 30, 2005. At June 30, 2005, a $.05 per gallon increase in the price of heating oil would result in a $0.5 million increase in the fair value of the financial position of the heating oil swap agreements.
CONTINGENCIES
Reclamation
The federal Surface Mining Control and Reclamation Act of 1977 (“SACRA”) and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We accrue for the costs of reclamation in accordance with the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), which was adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of reclamation common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the asset retirement obligation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.
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
Certain Trends and Uncertainties
Substantial Leverage — Covenants
As of June 30, 2005, we had outstanding consolidated indebtedness of $960.9 million, representing approximately 61% of our capital employed. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings or other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. The amount and terms of our debt could have material consequences to our business, including, but not limited to:
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
Profitability
Our mining operations are inherently subject to changing conditions that can affect levels of production and production costs at particular mines for varying lengths of time and can result in decreases in our profitability. We are exposed to commodity price risk related to our purchase of diesel fuel, explosives and steel. In addition, weather conditions, equipment replacement or repair, fires, variations in thickness of the layer, or seam, of coal, amounts of overburden, rock and other natural materials and other geological conditions have had, and can be expected in the future to have, a significant impact on our operating results. Prolonged disruption of production at any of our principal mines, particularly our Black Thunder mine, would result in a decrease in our revenues and profitability, which could be material. Other factors affecting the production and sale of our coal that could result in decreases in our profitability include:
•	continued high pricing environment for our raw materials, including, among other things, diesel fuel, explosives and steel;

•	expiration or termination of, or sales price predeterminations or suspension of deliveries under, coal supply agreements;

•	disruption or increases in the cost of transportation services;

•	changes in laws or regulations, including permitting requirements;

•	litigation;

•	work stoppages or other labor difficulties;

•	labor shortages;

•	mine worker vacation schedules and related maintenance activities; and

•	changes in coal market and general economic conditions.
Environmental and Regulatory Factors
The coal mining industry is subject to regulation by federal, state and local authorities on matters such as:
•	the discharge of materials into the environment;

•	employee health and safety;

•	mine permits and other licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	surface subsidence from underground mining;

•	water pollution;

•	legislatively mandated benefits for current and retired coal miners;

•	air quality standards;

•	protection of wetlands;

•	endangered plant and wildlife protection;

•	limitations on land use;

•	storage of petroleum products and substances that are regarded as hazardous under applicable laws; and

•	management of electrical equipment containing polychlorinated biphenyls, or PCBs.
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
The Clean Air Act imposes obligations on the Environmental Protection Agency, or EPA, and the states to implement regulatory programs that will lead to the attainment and maintenance of EPA-promulgated ambient air quality standards. EPA has promulgated ambient air quality standards for a number of air pollutants, including standards for sulfur dioxide, particulate matter, nitrogen oxides and ozone, which are associated with the combustion of coal. Owners of coal-fired power plants and industrial boilers have been required to expend considerable resources in an effort to comply with these ambient air standards. In particular, coal-fired power plants will be affected by state regulations designed to achieve attainment of the ambient air quality standard for ozone, which may require significant expenditures for additional emissions control equipment needed to meet the current national ambient air standard for ozone. Ozone is produced by the combination of two precursor pollutants: volatile organic compounds and nitrogen oxides. Nitrogen oxides are a by-product of coal combustion. Accordingly, emissions control requirements for new and expanded coal-fired power plants and industrial boilers will continue to become more demanding in the years ahead.
In July 1997, the EPA adopted more stringent ambient air quality standards for ozone and fine particulate matter (PM2.5, which can be formed in the air from gaseous emissions of sulfur dioxide and nitrogen oxides – both of which are associated with coal combustion). In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. In April 2004, the EPA issued final nonattainment designations for the eight-hour ozone standard, and, in December 2004, issued the final nonattainment standard for PM2.5. States will have to revise their State Implementation Plans to require electric power generators to further reduce nitrogen oxide and particulate matter emissions, particularly in designated nonattainment areas. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and our development of new mines. This in turn may result in decreased production and a corresponding decrease in our revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.
The EPA has also initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks, particularly those located in the southwest and southeast United States. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. In June 2005, the EPA finalized amendments to the regional haze rules which will require certain existing coal-fired power plants to install Best Available Retrofit Technology (BART) to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants and BART requirements on existing coal-fired power plants, the EPA’s regional haze program could affect the future market for coal.
New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. In July 2004, the EPA granted a petition to reconsider the legal basis for the routine maintenance provisions and the litigation was suspended while the rule was being reconsidered. In June 2005, EPA issued its final response, which does not change the rule. In light of the EPA’s final action the litigation may proceed.
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
In March 2005, the EPA issued two new rules that will impact coal-fired power plants. These are (i) the Clean Air Interstate Rule (CAIR), which permanently caps emissions of sulfur dioxide (SO2) and nitrogen oxides (NOx) in the eastern United States; and (ii) the Clean Air Mercury Rule (CAMR) to permanently cap and reduce mercury emissions from coal-fired power plants. Both rules provide power plant operators a market-based system (“cap and trade program”) in which plants that exceed federal requirements can sell pollution credits to plant operators who need more time to comply with the stricter rules. CAIR requires reductions of SO2 and/or NOx emissions across 28 eastern states and the District of Columbia and, when fully implemented in 2015, CAIR will reduce SO2 emissions in these states by over 70 percent and NOx emissions by over 60 percent from 2003 levels. Under the new mercury emissions rule, mercury emissions from coal-fired power plants will not be regulated as a Hazardous Air Pollutant, which would require installation of Maximum Available Control Technology (MACT). Instead, using the cap and trade system, these plants will have until 2010 to cut mercury emission levels to 38 tons a year from 48 tons and until 2018 to bring that level down to 15 tons, a 69 percent reduction. Utility analysts have estimated meeting the goals for SO2 and NOx will cost power generators approximately $50 billion to install the required filtration systems, or “scrubbers,” on their smokestacks, but these controls are expected to also reduce the mercury emissions to the targeted levels. Both the CAIR and the CAMR are the subject of ongoing litigation challenging key provisions, and in the case of the CAMR, there is an effort in Congress to overturn the rule in favor of the MACT approach. If CAIR and CAMR survive the legal challenges, or if a MACT requirement is imposed for mercury emissions, the additional costs that may be associated with operating coal-fired power generation facilities due to the implementation of these new rules may render coal a less attractive fuel source.
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
Framework Convention on Global Climate Change. The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change, commonly known as the Kyoto Protocol, that is intended to limit or capture emissions of greenhouse gases such as carbon dioxide and methane. The U.S. Senate has neither ratified the treaty commitments, which would mandate a reduction in U.S. greenhouse gas emissions, nor enacted any law specifically controlling greenhouse gas emissions and the Bush Administration has withdrawn support for this treaty. Nonetheless, future regulation of greenhouse gases could occur either pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, or pursuant to laws and regulations enacted by various states. Efforts to control greenhouse gas emissions could result in reduced demand for coal if electric power generators switch to lower carbon sources of fuel.
Comprehensive Environmental Response, Compensation and Liability Act. CERCLA and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under CERCLA and similar state laws, joint and several liability may be imposed on waste generators, site owners and lessees and others regardless of fault or the legality of the original disposal activity. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, such wastes can, in certain circumstances, constitute hazardous substances for the purposes of CERCLA. In addition, the disposal, release or spilling of some products used by coal companies in operations, such as chemicals, could implicate the liability provisions of the statute. Thus, coalmines that we currently own or have previously owned or operated, and sites to which we sent waste materials, may be subject to liability under CERCLA and similar state laws. In particular, we may be liable under CERCLA or similar state laws for the cleanup of hazardous substance contamination at sites where we own surface rights.
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
Regulatory authorities exercise considerable discretion in the timing of permit issuance. Also, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need for our mining operations may not be issued, or, if issued, may not be issued in a timely fashion, or may involve requirements that may be changed or interpreted in a manner that restricts our ability to conduct our mining operations or to do so profitably.
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
Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, under some circumstances, criminal sanctions may be imposed for failure to comply with these laws.
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
Terms of Long-Term Coal Supply Contracts
During 2004, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 67% of our total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the six months ended June 30, 2005, the weighted average price of coal sold under our long-term contracts was $10.77 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on stronger coal prices if and when they arise. In addition, because long-term contracts may allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.
Reserve Depletion
Our profitability depends substantially on our ability to mine coal reserves that have the geological characteristics that enable them to be mined at competitive costs. Replacement reserves may not be available when required or, if available, may not be capable of being mined at costs comparable to those characteristic of the depleting mines. We have in the past acquired, and will in the future acquire, coal reserves for our mine portfolio from third parties. We may not be able to accurately assess the geological characteristics of any reserves that we acquire, which may adversely affect our profitability and financial condition.

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
Other factors affecting the production and sale of our coal that could result in decreases in profitability include: (i) expiration or termination of, or sales price predeterminations or suspension of deliveries under, coal supply agreements; (ii) disruption or increases in the cost of transportation services; (iii) changes in laws or regulations, including permitting requirements; (iv) litigation; (v) work stoppages or other labor difficulties; (vi) mine worker vacation schedules and related maintenance activities; and (vii) changes in coal market and general economic conditions.
Transportation
The coal industry depends on rail, trucking and barge transportation to deliver shipments of coal to customers, and transportation costs are a significant component of the total cost of supplying coal. Disruption or insufficient availability of these transportation services have impaired, and can be expected to impair into the future our ability to supply coal to customers and thus adversely affect our business and the results of our operations. As described in the “Management’s Discussion and Analysis of Financial Condition-Outlook” section of this Form 10-Q, we have experienced significant disruptions in rail service in the past few months. In addition, increases in transportation costs associated with our coal, or increases in our transportation costs relative to transportation costs for coal produced by our competitors or of other fuels, could adversely effect our business and results of operations.
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
The membership interests in Canyon Fuel, which operates three coal mines in Utah, were owned 65% by us and 35% by a subsidiary of ITOCHU Corporation of Japan until July 30, 2004 when Arch Coal acquired ITOCHU’s 35% interest in Canyon Fuel. The agreement that governed the management and operations of Canyon Fuel prior to July 30, 2004 provided for a management board to manage its business and affairs. Some major business decisions concerning Canyon Fuel required the vote of 70% of the membership interests and therefore limited our ability to make these decisions. These decisions included admission of additional members; approval of annual business plans; the making of significant capital expenditures; sales of coal below specified prices; agreements between Canyon Fuel and any member; the institution or settlement of litigation; a material change in the nature of Canyon Fuel’s business or a material acquisition; the sale or other disposition, including by merger, of assets other than in the ordinary course of business; incurrence of indebtedness; the entering into of leases; and the selection and removal of officers. The Canyon Fuel agreement also contained various restrictions on the transfer of membership interests in Canyon Fuel.
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

ARCH WESTERN RESOURCES, LLC
(Registrant)

Date: August 12, 2005	/s/ Robert J. Messey

Robert J. Messey
Vice President
(Chief Accounting Officer)