Form 10-Q
period 2005-09-30
ARCH WESTERN RESOURCES LLC
filed 2005-11-15
CIK 1255895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Registrant’s telephone number, including area code: (314) 994-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 14, 2005, 99.5% of the registrant’s common membership interests was held by Arch Western Acquisition Corporation and the remaining 0.5% was held by BP p.l.c.

INDEX

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and 2004	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	41
Item 6. Exhibits	41
Certification of PEO Pursuant to Section 302
Certification of PFO Pursuant to Section 302
Statement Under Oath of PEO Pursuant to 18 U.S.C. Section 1350
Statement Under Oath of PFO Pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARCH WESTERN RESOURCES, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51	$1,351
Trade receivables	116,623	83,230
Other receivables	6,327	5,691
Inventories	91,882	78,372
Prepaid royalties	5,016	7,792
Other	11,628	11,529

Total current assets	231,527	187,965

Property, plant and equipment, net	1,095,922	1,101,674

Other assets
Receivable from Arch Coal, Inc.	749,187	677,934
Other	47,418	45,863

Total other assets	796,605	723,797

Total assets	$2,124,054	$2,013,436

Liabilities and members’ equity
Current liabilities
Accounts payable	$64,165	$56,612
Accrued expenses	118,670	129,435

Total current liabilities	182,835	186,047
Long-term debt	960,588	961,613
Accrued postretirement benefits other than pension	26,160	24,643
Asset retirement obligations	132,055	128,184
Accrued workers’ compensation	11,637	12,749
Other noncurrent liabilities	40,424	42,770

Total liabilities	1,353,699	1,356,006

Minority interest	124,472	109,401
Redeemable equity interests	5,460	4,971
Non-redeemable members’ equity	640,423	543,058

Total liabilities, redeemable equity interests and non-redeemable members’ equity	$2,124,054	$2,013,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Coal sales	$291,286	$208,579	$843,402	$490,200
Costs and expenses
Cost of coal sales	212,183	169,155	626,984	390,205
Depreciation, depletion and amortization	28,032	21,539	77,868	54,934
Selling, general and administrative expenses	5,741	3,816	16,623	11,581

	245,956	194,510	721,475	456,720

Other operating income
Income from equity investments	—	1,143	—	8,410
Other operating income	835	1,106	3,571	8,416

	835	2,249	3,571	16,826

Income from operations	46,165	16,318	125,498	50,306
Interest expense, net:
Interest expense	(16,297)	(14,061)	(49,609)	(39,906)
Interest income primarily from Arch Coal, Inc.	11,909	4,812	31,292	12,387

	(4,388)	(9,249)	(18,317)	(27,519)

Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(3,195)	(3,388)	(9,970)	(10,162)

Income before minority interest	38,582	3,681	97,211	12,625

Minority interest	(4,593)	(2,017)	(15,072)	(2,017)

Net income	$33,989	$1,664	$82,139	$10,608

Net income attributable to redeemable equity interests	170	8	410	53

Net income attributable to non-redemable members’ equity	$33,819	$1,656	$81,729	$10,555

The accompanying notes are an integral part of the condensed consolidated financial statements

ARCH WESTERN RESOURCES, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income	$82,139	$10,608
Adjustments to reconcile to cash provided by operating activities:
Depreciation, depletion and amortization	77,868	54,934
Prepaid royalties expensed	12,776	10,002
Accretion on asset retirement obligations	8,563	6,590
Net gain on disposition of assets	(1,853)	(93)
Income from equity investment	––	(8,410)
Net distribution from equity investment	––	16,049
Minority interest	15,072	2,017
Other nonoperating expense	9,970	10,162
Changes in:
Receivables	(34,029)	(4,341)
Inventories	(13,509)	1,887
Accounts payable and accrued expenses	(3,129)	(34,465)
Note receivable from Arch Coal, Inc.	(67,388)	(132,706)
Accrued postretirement benefits other than pension	1,517	782
Asset retirement obligations	(4,692)	(4,800)
Accrued workers’ compensation benefits	(1,112)	(949)
Other	5,468	2,028

Cash provided by (used in) operating activities	87,661	(70,705)

Investing activities
Capital expenditures	(78,588)	(52,626)
Proceeds from dispositions of property, plant and equipment	2,150	133
Additions to prepaid royalties	(12,456)	(11,688)

Cash used in investing activities	(88,894)	(64,181)

Financing activities
Proceeds from issuance of debt	––	100,000
Debt financing costs	(67)	(225)

Cash provided by (used in) financing activities	(67)	99,775

Decrease in cash and cash equivalents	(1,300)	(35,111)
Cash and cash equivalents, beginning of period	1,351	35,171

Cash and cash equivalents, end of period	$51	$60

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARCH WESTERN RESOURCES, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)
Note A — General
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended September 30, 2005 are not necessarily indicative of results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2004 included in Arch Western Resources, LLC’s Form 10-K as filed with the Securities and Exchange Commission.
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
The Company mines and markets steam coal from surface and deep mines for sale to utility and industrial customers in the United States and certain export markets. The Company’s principal subsidiaries are Thunder Basin Coal Company, L.L.C., which operates a surface coal mine and owns one idle mine in the Powder River Basin in Wyoming; Mountain Coal Company, L.L.C., which operates one underground coal mine in Colorado; Canyon Fuel Company, LLC (“Canyon Fuel”), which operates three underground mines in Utah and Arch of Wyoming LLC, which operated two surface coal mines in the Hanna Basin in Wyoming. Both Arch of Wyoming mines were put into reclamation mode in 2004. On July 31, 2004, Arch Coal purchased the remaining 35% interest in Canyon Fuel not previously owned by the Company. The Company owns substantially all of the ownership interests of Canyon Fuel and consolidates Canyon Fuel in its financial statements. Prior to July 31, 2004, the investment in Canyon Fuel was accounted for on the equity method. The results of operations of the Canyon Fuel mines are included in the Company’s Western Bituminous segment.
Note B — Recent Accounting Pronouncements
On March 30, 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the new rule, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, the Company has associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and has classified tons uncovered but not yet extracted as coal inventory (pit inventory). Pit inventory, reported as coal inventory in Note H, was $29.7 million at September 30, 2005. The guidance in this EITF consensus is effective for fiscal years beginning after December 15, 2005 for which the cumulative effect of adoption should be recognized as an adjustment to the beginning balance of retained earnings during the period. The Company expects to adopt the change as of January 1, 2006.
Note C — Contribution of North Rochelle Mine
On August 20, 2004, Arch Coal acquired (1) Vulcan Coal Holdings, L.L.C., which owns all of the common equity of Triton Coal Company, LLC (“Triton”) and (2) all of the preferred units of Triton for a total purchase price of $382.1 million. Upon acquisition,

Arch Coal contributed the assets and liabilities of Triton’s North Rochelle mine (excluding coal reserves) to the Company. Upon contribution, the North Rochelle mine was integrated with the Company’s Black Thunder mine in the Powder River Basin.
Concurrently with the contribution, the Company entered into a sublease transaction with Arch Coal for the right to mine the former North Rochelle coal reserves. Under the terms of the original sublease agreement, the Company paid a production royalty of $0.05 per ton to Arch Coal for tons mined on the North Rochelle property. A new sublease was entered into effective April 1, 2005 with a rate of 7% of the gross sales price. The Company paid royalties of $3.9 million and $7.5 million to Arch Coal under this sublease for the three and nine months ended September 30, 2005, respectively.
The effects of the contribution have been recorded in the accompanying consolidated financial statements as of and for the periods subsequent to August 20, 2004. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of contribution (dollars in thousands):

Cash	$407
Accounts receivable	14,233
Materials and supplies	4,161
Coal inventory	4,875
Other current assets	3,792
Property, plant, equipment and mine development	81,059
Coal supply agreements	8,486
Accounts payable and accrued expenses	(72,326)
Other non-current assets and liabilities, net	(18,236)

Total contribution	$26,451

Amounts allocated to coal supply agreements noted in the table above represent the value attributed to the net above-market coal supply agreements to be amortized over the remaining terms of the contracts. The amortization period on these acquired coal supply agreements ranges from three to 15 months.
Pro Forma Financial Information
If the North Rochelle mining operations and Canyon Fuel (net of Arch Coal’s minority interest) had been included in the Company’s results of operations during the three and nine months ended September 30, 2004, its unaudited pro forma revenues would have been $251.7 million and $742.0 million, respectively, and the unaudited pro forma net income (loss) would have been $(2.1) million and $11.2 million, respectively.

Note D — Transactions or Events Affecting Comparability of Reported Results
During the second quarter of 2005, the State of Wyoming completed an audit related to severance taxes for the period of 1999 through 2001. The audit resulted in the Company being assessed additional taxes. The Company has recorded a liability of $4.0 million on its books related to the audit of which $2.6 million was recorded in cost of coal sales and interest associated with the assessment of $1.4 million was recorded as interest expense in the second quarter in the Condensed Consolidated Statements of Operations.
During the nine months ended September 30, 2005, the Company recognized a gain of $1.9 million from the sale of equipment. The gain is reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
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
During the first quarter of 2004, Canyon Fuel, while accounted for under the equity method, began the process of temporarily idling its Skyline Mine, and incurred severance costs of $3.2 million for the nine months ended September 30, 2004. The Company’s share of these costs totals $2.1 million, and is reflected in income from equity investments in the Condensed Consolidated Statements of Operations.
Note E — Investment in Canyon Fuel
As of September 30, 2005, the Company held no equity investments. Arch Coal purchased the remaining 35% interest in Canyon Fuel on July 31, 2004. Prior to July 31, 2004, the Company accounted for its investment in Canyon Fuel on the equity method. The following table presents unaudited summarized financial information for Canyon Fuel, for periods in which it was accounted for on the equity method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Income Statement Information	2005	2004	2005	2004
	(in thousands)
Revenues	$––	$20,186	$––	$142,893
Total costs and expenses	––	18,791	––	133,546

Net income before cumulative effect of accounting change	$––	$1,395	$––	$9,347

65% of Canyon Fuel net income before cumulative effect of accounting change	$––	$906	$––	$6,075
Effect of purchase adjustments	––	237	––	2,335

Arch Western’s income from its equity investment in Canyon Fuel	$––	$1,143	$––	$8,410

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

Note F — Other Comprehensive Income
Other comprehensive income items under FAS 130, Reporting Comprehensive Income, are transactions recorded in members’ equity during the year, excluding net income and transactions with members. The following table presents comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Net income	$33,989	$1,664	$82,139	$10,608
Other comprehensive income, net of income taxes	6,031	3,390	15,664	11,677

Total comprehensive income	$40,020	$5,054	$97,803	$22,285

Other comprehensive income for the three and nine months ended September 30, 2005 and 2004 consists primarily of the reclassification of previously deferred mark-to-market adjustments from other comprehensive income to net income.
Note G — Employee Benefit Plans
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company’s salaried and non-union hourly employees are covered by Arch Coal’s non-contributory defined benefit pension plans. Benefits are generally based on the employee’s age and compensation. Arch Coal funds the plans in an amount not less than the minimum statutory funding requirements nor more than the maximum amount that can be deducted for federal income tax purposes Arch Coal allocates a portion of the funding to the Company, which is charged to the intercompany balance.
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
Components of Net Periodic Benefit Cost
The following table details the components of pension and other postretirement benefit costs.

			Other postretirement
	Pension benefits		benefits
Three Months Ended September 30,	2005	2004	2005	2004
		(in thousands)
Service cost	$1,140	$1,324	$509	$387
Interest cost	300	1,033	513	349
Expected return on plan assets*	(554)	(1,348)	––	—
Other amortization and deferral	913	519	298	(32)

	$1,799	$1,528	$1,320	$704

			Other postretirement
	Pension benefits		benefits
Nine Months Ended September 30,	2005	2004	2005	2004
		(in thousands)
Service cost	$4,404	$2,774	$1,431	$872
Interest cost	1,067	2,948	1,436	851
Expected return on plan assets*	(1,963)	(3,807)	––	—
Other amortization and deferral	2,152	962	716	(35)

	$5,660	$2,877	$3,583	$1,688

*	The Company does not fund its other postretirement liabilities.

Contributions
The Company’s allocated portion of contributions made to the plans during the three and nine months ended September 30, 2005 was $9.6 million and $10.2 million, respectively. The Company has no minimum contribution required.
Note H — Inventories
Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Coal	$49,592	$46,538
Repair parts and supplies	42,290	31,834

	$91,882	$78,372

Note J — Related Party Transactions
The Company pays selling, general and administrative services fees to Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $5.7 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively and $16.6 million and $11.6 million for the nine months ended September 30, 2005 and 2004, respectively. These amounts are reported as selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Note K — Segment Information
The Company produces steam and metallurgical coal from surface and deep mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major western low-sulfur coal basins. The Company has two reportable segments, which are based on the coal basins in which the Company operates. Coal quality, coal seam height, transportation methods and regulatory issues are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (which include all mining costs but exclude pass-through transportation expenses). The Company’s reportable segments are Powder River Basin (PRB) and Western Bituminous (WBIT). The Company’s operations in the Powder River Basin are located in Wyoming and include one operating surface mine and one idle surface mine. The Company’s operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mines.
Operating segment results for the three and nine months ending September 30, 2005 and 2004 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, other support functions, and the elimination of intercompany transactions.

Three months ending September 30, 2005

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$184,292	$106,994	$––	$291,286
Income from operations	23,062	28,882	(5,779)	46,165
Total assets	1,213,821	1,716,482	(806,249)	2,124,054
Depreciation, depletion and amortization	16,177	11,855	––	28,032
Capital expenditures	13,330	23,295	2	36,627
Operating cost per ton	7.20	14.62

Three months ending September 30, 2004

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$144,431	$64,148	$––	$208,579
Income from equity investments	––	1,143	––	1,143
Income from operations	14,092	5,889	(3,663)	16,318
Total assets	1,129,833	1,373,331	(698,881)	1,804,283
Depreciation, depletion and amortization	14,688	6,850	––	21,538
Capital expenditures	13,692	8,326	––	22,018
Operating cost per ton	6.53	15.30

Nine months ending September 30, 2005

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$533,638	$309,737	$––	$843,402
Income from operations	74,647	67,988	(17,137)	125,498
Depreciation, depletion and amortization	48,993	28,875	––	77,868
Capital expenditures	30,331	48,258	––	78,588
Operating cost per ton	6.90	14.68

Nine months ending September 30, 2004

			Corporate,
			Other and
(Amounts in thousands, except per ton amounts)	PRB	WBIT	Eliminations	Consolidated
Coal sales	$372,009	$118,191	$––	$490,200
Income from equity investments	––	8,410	––	8,410
Income from operations	49,929	17,346	(9,969)	50,306
Depreciation, depletion and amortization	40,151	14,783	––	54,934
Capital expenditures	41,270	11,356	––	52,626
Operating cost per ton	6.21	15.82

Reconciliation of segment income from operations to consolidated income before minority interest:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Total income from operations	$46,165	$16,318	$125,498	$50,306
Interest expense	(16,297)	(14,061)	(49,609)	(39,906)
Interest income	11,909	4,812	31,292	12,387
Other non-operating expense	(3,195)	(3,388)	(9,970)	(10,162)

Income before minority interest	$38,582	$3,681	$97,211	$12,625

Note L — Subsequent events
West Elk mine evacuation
On October 27, 2005, the Company conducted a precautionary evacuation of the West Elk mine after elevated readings of combustion-related gases were detected in an area of the mine where mining activities were completed, but final longwall equipment removal had not yet occurred. A portion of the equipment had already been moved to another area of the mine where the Company intends to begin mining and the remainder is currently isolated from the affected area by permanent and temporary seals.
Once the mine is determined to be safe for re-entry, the longwall equipment can be moved and production can resume in the new area. Management does not expect to resume operations until late December, at the earliest. The mine’s remaining inventory will be depleted by the end of November.
Note M — Reclassifications
Certain amounts in the 2004 financial statements have been reclassified to conform with the classifications in the 2005 financial statements with no effect on previously reported net income or members’ equity.
Note N — Supplemental Condensed Consolidating Financial Information
In accordance with the indenture governing the Arch Western Finance senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Arch Western Finance, LLC, a wholly-owned subsidiary of the Company), (iii) the Company’s wholly-owned subsidiaries (Thunder Basin Coal Company, L.L.C., Mountain Coal Company, L.L.C., and Arch of Wyoming, LLC), on a combined basis, which are guarantors under the Notes, and (iv) its majority-owned subsidiary (Canyon Fuel Company, LLC) which is not a guarantor under the Notes. Amounts included in the following consolidating condensed financial statements for Canyon Fuel represent amounts recorded by the Company under the equity method of accounting through July 31, 2004 and amounts consolidated by the Company subsequent to that date.

BALANCE SHEETS
September 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$––	$––	$44	$7	$––	$51
Trade accounts receivable	95,207	––	54	21,362	––	116,623
Other receivables	––	––	805	5,522	––	6,327
Inventories	––	––	69,019	22,863	––	91,882
Prepaid royalties	––	––	––	5,016	––	5,016
Other current assets	3,428	––	1,925	6,275	––	11,628

Total current assets	98,635	––	71,847	61,045	––	231,527

Property, plant and equipment, net	––	––	820,548	275,374	––	1,095,922
Investment in subsidiaries	1,537,569	––	––	––	(1,537,569)	––
Receivable from Arch Coal.	749,187	––	––	––	––	749,187
Intercompanies	(1,576,929)	956,969	579,506	40,454	––	––
Other	343	16,602	30,473	––	––	47,418

Total other assets	710,170	973,571	609,979	40,454	(1,537,569)	796,605

Total assets	$808,805	$973,571	$1,502,374	$376,873	$(1,537,569)	$2,124,054

Accounts payable	11,522	––	37,839	14,804	––	64,165
Accrued expenses	4,506	16,031	90,586	7,547	––	118,670

Total current liabilities	16,028	16,031	128,425	22,351	––	182,835
Long-term debt	––	960,588	––	––	––	960,588
Accrued postretirement benefits other than pension	15,364	––	2,486	8,310	––	26,160
Asset retirement obligations	––	––	119,707	12,348	––	132,055
Accrued workers’ compensation	6,313	––	1,189	4,135	––	11,637
Other noncurrent liabilities	745	––	12,125	27,554	––	40,424

Total liabilities	38,450	976,619	263,932	74,698	––	1,353,699

Minority interest	124,472	––	––	––	––	124,472
Redeemable equity interests	5,460	––	––	––	––	5,460
Non-redeemable members’ equity	640,423	(3,048)	1,238,442	302,175	(1,537,569)	640,423

Total liabilities, redeemable equity interests and non- redeemable members’ equity	$808,805	$973,571	$1,502,374	$376,873	$(1,537,569)	$2,124,054

BALANCE SHEETS
December 31, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$––	$––	$1,185	$166	$––	$1,351
Trade accounts receivable	70,443	––	449	12,338	––	83,230
Other receivables	––	––	1,040	4,651	––	5,691
Inventories	––	––	58,815	19,557	––	78,372
Prepaid royalties	––	––	2,660	5,132	––	7,792
Other current assets	4,894	––	2,034	4,601	––	11,529

Total current assets	75,337	––	66,183	46,445	––	187,965

Property, plant and equipment, net	––	––	834,265	267,409	––	1,101,674
Investment in subsidiaries	1,393,809	––	––	––	(1,393,809)	––
Receivable from Arch Coal	677,934	––	––	––	––	677,934
Intercompanies	(1,451,422)	973,310	449,449	28,663	––	––
Other	1,225	18,246	26,392	––	––	45,863

Total other assets	621,546	991,556	475,841	28,663	(1,393,809)	723,797

Total assets	$696,883	$991,556	$1,376,289	$342,517	$(1,393,809)	$2,013,436

Accounts payable	8,854	––	35,942	11,816	––	56,612
Accrued expenses	4,482	33,360	84,660	6,933	––	129,435

Total current liabilities	13,336	33,360	120,602	18,749	––	186,047
Long-term debt	––	961,613	––	––	––	961,613
Accrued postretirement benefits other than pension	14,576	––	2,485	7,582	––	24,643
Asset retirement obligations	––	––	116,627	11,557	––	128,184
Accrued workers’ compensation	6,018	––	1,527	5,204	––	12,749
Other noncurrent liabilities	5,523	––	5,128	32,119	––	42,770

Total liabilities	39,453	994,973	246,369	75,211	––	1,356,006

Minority interest	109,401	––	––	––	––	109,401
Redeemable equity interests	4,971	––	––	––	––	4,971
Non- redeemable members’ equity	543,058	(3,417)	1,129,920	267,306	(1,393,809)	543,058

Total liabilities, redeemable equity interests and non- redeemable members’ equity	$696,883	$991,556	$1,376,289	$342,517	$(1,393,809)	$2,013,436

STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$––	$––	$228,429	$62,857	$––	$291,286
Cost of coal sales	586	––	167,436	44,161	––	212,183
Depreciation, depletion and amortization	––	––	20,994	7,038	––	28,032
Selling, general and administrative	5,741	––	––	––	––	5,741

	6,327	––	188,430	51,199	––	245,956
Income from equity investment	52,143	––	––	––	(52,143)	––
Other operating income	72	––	608	155	––	835

	52,215	––	608	155	(52,143)	835
Income from operations	45,888	––	40,607	11,813	(52,143)	46,166
Interest expense	(16,020)	(15,801)	(500)	––	16,024	(16,297)
Interest income primarily from Arch Coal	11,909	16,024	––	––	(16,024)	11,909

	(4,111)	223	(500)	––	––	(4,388)
Other non-operating expense	(3,195)	––	––	––	––	(3,195)
Minority interest	(4,593)	––	––	––	––	(4,593)

Net income	$33,989	$223	$40,107	$11,813	$(52,143)	$33,989

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$––	$––	$656,682	$186,720	$––	$843,402
Cost of coal sales	1,567	––	488,821	136,596	––	626,984
Depreciation, depletion and amortization	––	––	62,059	15,809	––	77,868
Selling, general and administrative	16,623	––	––	––	––	16,623

	18,190	––	550,880	152,405	––	721,475
Income from equity investment	142,008	––	––	––	(142,008)	––
Other operating income	103	––	2,916	552	––	3,571

	142,111	––	2,916	552	(142,008)	3,571
Income from operations	123,921	––	108,718	34,867	(142,008)	125,498
Interest expense	(48,032)	(47,667)	(1,946)	––	48,036	(49,609)
Interest income primarily from Arch Coal	31,292	48,036	––	––	(48,036)	31,292

	(16,740)	369	(1,946)	––	––	(18,317)
Other non-operating expense	(9,970)	––	––	––	––	(9,970)
Minority interest	(15,072)	––	––	––	––	(15,072)

Net income	$82,139	$369	$106,772	$34,867	$(142,008)	$82,139

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by operating activities	$67	$––	$55,956	$31,638	$87,661
Investing Activities
Capital expenditures	––	––	(46,788)	(31,800)	(78,588)
Proceeds from dispositions of capital assets	––	––	2,147	3	2,150
Additions to prepaid royalties	––	––	(12,456)	––	(12,456)

Cash used in investing activities	––	––	(57,097)	(31,797)	(88,894)

Financing Activities
Debt financing costs	(67)	––	––	––	(67)

Cash used in financing activities	(67)	––	––	––	(67)

Decrease in cash and cash equivalents	––	––	(1,141)	(159)	(1,300)
Cash and cash equivalents, beginning of period	––	––	1,185	166	1,351

Cash and cash equivalents, end of period	$––	$––	$44	$7	$51

STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$––	$171,327	$37,252	$––	$208,579
Cost of coal sales	359	––	138,262	30,534	––	169,155
Depreciation, depletion and amortization	––	––	18,464	3,075	––	21,539
Selling, general and administrative	3,816	––	––	––	––	3,816

	4,175	––	156,725	33,609	––	194,510
Income from equity investment	18,932	––	––	1,143	(18,932)	1,143
Other operating income	948	––	109	49	––	1,106

	19,880	––	108	1,192	(18,932)	2,249
Income from operations	15,705	––	14,710	4,835	(18,932)	16,318
Interest expense	(13,448)	(13,372)	––	––	12,759	(14,061)
Interest income primarily from Arch Coal, Inc.	4,812	12,759	––	––	(12,759)	4,812

	(8,636)	(613)	––	––	––	(9,249)
Other non-operating expense	(3,388)	––	––	––	––	(3,388)
Minority interest	(2,017)	––	––	––	––	(2,017)

Net income (loss)	$1,664	$(613)	$14,710	$4,835	$(18,932)	$1,664

STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2004
(in thousands of dollars)
(Unaudited)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$––	$––	$452,948	$37,252	$––	$490,200
Cost of coal sales	2,921	––	356,750	30,534	––	390,205
Depreciation, depletion and amortization	––	––	51,859	3,075	––	54,934
Selling, general and administrative	11,581	––	––	––	––	11,581

	14,502	––	408,609	33,609	––	456,720
Income from equity investment	55,923	––	––	8,410	(55,923)	8,410
Other operating income	6,975	––	1,392	49	––	8,416

	62,898	––	1,392	8,459	(55,923)	16,826
Income from operations	48,396	––	45,731	12,102	(55,923)	50,306
Interest expense	(37,996)	(38,781)	––	––	36,871	(39,906)
Interest income primarily from Arch Coal, Inc.	12,387	36,871	––	––	(36,871)	12,387

	(25,609)	(1,910)	––	––	––	(27,519)

Other non-operating expense	(10,162)	––	––	––	––	(10,162)
Minority interest	(2,017)	––	––	––	––	(2,017)

Net income (loss)	$10,608	$(1,910)	$45,731	$12,102	$(55,923)	$10,608

STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004
(in thousands of dollars)
(Unaudited)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(95,407)	$––	$27,125	$(2,423)	$(70,705)
Investing Activities
Capital expenditures	––	––	(50,695)	(1,931)	(52,626)
Proceeds from dispositions of capital assets	––	––	122	11	133
Additions to prepaid royalties	––	––	(11,688)	––	(11,688)

Cash used in investing activities	––	––	(62,261)	(1,920)	(64,181)

Financing Activities
Debt financing costs	(225)	––	––	––	(225)
Proceeds from issuance of debt	100,000	––	––	––	100,000
Transactions with affiliates	(4,368)	––	––	4,368	––

Cash provided by financing activities	95,407	––	––	4,368	99,775

Decrease in cash and cash equivalents	––	––	(35,136)	25	(35,111)
Cash and cash equivalents, beginning of period	––	––	35,171	––	35,171

Cash and cash equivalents, end of period	$––	$––	$35	$25	$60

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
Forward-looking statements can be identified by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to:
•	our expectation of continued growth in the demand for our coal by the domestic electric generation industry;

•	our belief that legislation and regulations relating to the Clean Air Act and other proposed environmental initiatives and the relatively higher costs of competing fuels will increase demand for our compliance and low sulfur coal;

•	our expectations regarding incentives to generators of electricity to minimize their fuel costs as a result of electric utility deregulation;

•	our expectation that we will continue to have adequate liquidity from cash flow from operations;

•	a variety of market, operational, geologic, permitting, labor, transportation and weather-related factors;

•	our expectations regarding any synergies to be derived from the Triton acquisition; and

•	the other risks and uncertainties which are described below under “Contingencies” and “Certain Trends and Uncertainties,” including, but not limited to, the following:
°	Due to the significant amount of our debt, a downturn in economic or industry conditions could materially affect our ability to meet our future financial and liquidity obligations.

°	A reduction in consumption by the domestic electric generation industry may cause our profitability to decline.

°	Extensive environmental laws and regulations could cause the volume of our sales to decline.

°	The coal industry is highly regulated, which restricts our ability to conduct mining operations and may cause our profitability to decline.

°	We may not be able to obtain or renew our surety bonds on acceptable terms.

°	Unanticipated mining conditions may cause profitability to fluctuate.

°	Deregulation of the electric utility industry may cause customers to be more price-sensitive, resulting in a potential decline in our profitability.

°	Our profitability may be adversely affected by the status of our long-term coal supply contracts.

°	Decreases in purchases of coal by our largest customers could adversely affect our revenues.

°	An unavailability of coal reserves would cause our profitability to decline.

°	Disruption in, or increased costs of, transportation services could adversely affect our profitability.

°	Numerous uncertainties exist in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower revenues, higher costs or decreased profitability.

°	Title defects or loss of leasehold interests in our properties could result in unanticipated costs or an inability to mine these properties.

°	All acquisitions involve a number of inherent risks, any of which could cause us not to realize the benefits anticipated to result.

°	Some of our agreements impose significant potential indemnification obligations on us.

°	Our expenditures for postretirement medical and pension benefits have increased in recent periods and could further increase in the future.

°	Any inability to comply with restrictions imposed by the Indenture governing our debt could result in a default under this agreement.
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

RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparison of our operating results for the quarter-to-date and year-to-date ending September 30, 2005 and 2004 are affected by the following significant items:

	Quarter Ended		Nine Months
	September 30,		Ended September 30,
(Amounts in millions)	2005	2004	2005	2004
Operating Income
Gain from equipment sale	$0.2	$––	$1.9	$––
Reclamation fee assessment	––	––	––	(1.3)
Severance costs –– Skyline Mine	––	––	––	(2.1)
Wyoming severance tax assessment	––	––	(2.6)	––

Net increase (decrease) in operating income	$0.2	$––	$(0.7)	$(3.4)
Other
Wyoming severance tax assessment –– interest portion	––	––	(1.4)	––
Reclamation fee assessment –– interest portion	––	––	––	(0.2)

Net decrease in pre––tax income	$0.2	$––	$(2.1)	$(3.6)

Gain from equipment sale
Gains from equipment sales are reported as other operating income in the accompanying Condensed Consolidated Statements of Operations.
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
Severance costs — Skyline Mine
During the first quarter of 2004, Canyon Fuel, our equity method investment, began the process of idling its Skyline Mine (the idling process was completed in May 2004), and incurred severance costs of $3.2 million for the nine months ended September 30, 2004. Our 65% share of these costs totals $2.1 million (which was prior to our purchase of the remaining 35% interest) and is reflected in income from equity investments in the accompanying Condensed Consolidated Statements of Operations.

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
Revenues

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$291,286	$208,579	$82,707	39.7%
Tons sold	26,829	23,556	3,273	13.9%
Coal sales realization per ton sold	$10.86	$8.85	$2.01	22.7%
Tons sold by operating segment

	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
	tons	% of total	Tons	% of total
		(Amounts in thousands)
Powder River Basin	22,130	82.5%	20,010	84.9%
Western Bituminous Region	4,699	17.5%	3,546	15.1%

Total operating regions	26,829	100.0%	23,556	100.0%

Coal sales.
Volumes increased dramatically in both the Powder River Basin (an increase of 10.6%) and at our Western Bituminous operations (an increase of 32.5%). These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the consolidation of Canyon Fuel volumes both of which occurred during the quarter ended September 30, 2004.
Per ton realizations increased due primarily to higher contract prices in both regions. In the Powder River Basin, per ton realization increased 15.4%, as a result of increased base pricing and higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Western Bituminous region’s per ton realization increased 25.9%. In addition to higher contract pricing, per ton realizations in the Western Bituminous region were also affected by the consolidation of Canyon Fuel during the third quarter of 2004.
Costs and Expenses

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
Cost of coal sales	$212,183	$169,155	$43,028	25.4%
Depreciation, depletion and amortization	28,032	21,539	6,493	30.1%
Selling, general and administrative expenses	5,741	3,816	1,925	50.4%

	$245,956	$194,510	$51,446	26.4%

Cost of coal sales. The increase in cost of coal sales is primarily due to the contribution of the North Rochelle assets in the Powder River Basin and to the consolidation of Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $21.4 million during the third quarter of 2005 compared to the same period in the prior year.

•	Repairs and maintenance costs increased $1.5 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $4.5 million, $1.2 million and $1.2 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $6.9 million due partially to increased steel prices during the current quarter compared to the prior year’s comparable quarter.
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

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$7.20	$6.53	$0.67	10.3%
Western Bituminous Region	$14.62	$15.30	$(0.68)	(4.4)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased production taxes and coal royalties ($0.49 per ton), repairs and maintenance charges ($0.03 per ton) and to the diesel fuel costs ($0.16 per ton) discussed above. Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004. These costs would have been largely offset by increased productivity, had rail service not adversely impacted volumes during the third quarter of 2005.
Western Bituminous Region — Operating cost per ton decreased primarily due to increased production activity as a result of the consolidation of Canyon Fuel during the third quarter of 2004. Canyon Fuel’s mines, in the aggregate, have a lower operating cost per ton than the West Elk mine.
Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. The increase is due primarily to increases in legal and professional fees, employee severance expense and increases in compensation-related expenses at Arch Coal.
Other Operating Income

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands)
Income from equity investment	$––	$1,143	$(1,143)	(100.0)%
Other operating income	835	1,106	(271)	(24.5)%

	$835	$2,249	$(1,414)	(62.9)%

Other operating income. The decrease in other operating income is primarily due to $0.7 million in administration charges and production payments received from Canyon Fuel in the third quarter of 2004 (these payments ceased as of the July 31, 2004 consolidation of Canyon Fuel in our financial statements).

Interest Expense, Net

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands)
Interest expense	$(16,297)	$(14,061)	$(2,236)	(15.9)%
Interest income	11,909	4,812	7,097	147.5%

	$(4,388)	$(9,249)	$4,861	52.6%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in the third quarter of 2005 as compared to the same period in 2004.
Interest Income. Our cash transactions are managed by Arch Coal. Cash paid to/from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the third quarter of 2005 as compared to the same period in 2004.
Other Non-operating Income and Expense

	Three Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
		(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(3,195)	$(3,388)	$193	5.7%
Amounts reported as non-operating consist of income or expense resulting from the Company’s financing activities other than interest. As described above, the Company’s results of operations for the quarters ended September 30, 2005 and 2004 include expenses related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.
Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004
Revenues

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$843,402	$490,200	$353,202	72.1%
Tons sold	80,463	60,030	20,433	34.0%
Coal sales realization per ton sold	$10.48	$8.17	$2.31	28.3%
Tons sold by operating segment

	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
	tons	% of total	tons	% of total
	(Amounts in thousands)
Powder River Basin	66,287	82.4%	53,294	88.8%
Western Bituminous Region	14,176	17.6%	6,736	11.2%

Total operating regions	80,463	100.0%	60,030	100.0%

Coal sales. The increase in coal sales resulted from the combination of increased pricing and additional volumes primarily from the contribution of the North Rochelle mining operations on August 20, 2004 and the consolidation of Canyon Fuel which occurred on July 31, 2004.
Volumes increased dramatically in both the Powder River Basin (an increase of 24.4%) and at our Western Bituminous operations (an increase of 110.4%). These increases were primarily due to additional volumes from the Black Thunder mine following the contribution of the North Rochelle assets and to the consolidation of Canyon Fuel volumes both of which occurred during the quarter ended September 30, 2004.
Per ton realizations increased due primarily to higher contract prices in both regions. In the Powder River Basin, per ton realization increased 15.3%, as a result of increased base pricing and higher SO2 quality premiums resulting from higher SO2 emission allowance prices. The Western Bituminous region’s per ton realization increased 24.5%. In addition to higher contract pricing, per ton realizations in the Western Bituminous region were also affected by the consolidation of Canyon Fuel during the third quarter of 2004.
Costs and Expenses

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Cost of coal sales	$626,984	$390,205	$236,779	60.7%
Depreciation, depletion and amortization	77,868	54,934	22,934	41.7%
Selling, general and administrative expenses	16,623	11,581	5,042	43.5%

	$721,475	$456,720	$264,755	58.0%

Cost of coal sales. The increase in cost of coal sales is primarily due to the contribution of the North Rochelle assets in the Powder River Basin and to the consolidation of Canyon Fuel in the Western Bituminous region, both of which occurred during the third quarter of 2004, along with the increase in sales sensitive costs resulting from the previously discussed increase in revenues. Specific factors contributing to the increase are as follows (note that specifically the increases discussed below for diesel fuel, explosives, utilities, operating supplies and repairs and maintenance costs are partially due to the acquisitions of Triton and Canyon Fuel during the third quarter of 2004):
•	Production taxes and coal royalties (which are incurred as a percentage of coal sales realization) increased $75.6 million during the nine months ended September 30, 2005 compared to the same period in the prior year.

•	Repairs and maintenance costs increased $29.3 million compared to the same period in the prior year.

•	Costs for diesel fuel, explosives and utilities increased $14.2 million, $4.9 million and $5.6 million, respectively, compared to the same period in the prior year.

•	Costs for operating supplies increased $25.0 million due partially to increased steel prices during the first nine months of 2005 compared to the same period in the prior year.
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

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
Powder River Basin	$6.90	$6.21	$0.69	11.1%
Western Bituminous Region	$14.68	$15.82	$(1.14)	(7.2)%
Powder River Basin — On a per-ton basis, operating costs increased in the Powder River Basin primarily due to increased production taxes (including the $2.6 million severance tax accrual discussed previously) and coal royalties ($0.41 per ton) and repairs and maintenance charges ($0.07 per ton) and diesel fuel costs ($0.15 per ton) discussed above. Additionally, average costs were higher due to the integration of the acquired North Rochelle mine into our Black Thunder mine in the third quarter of 2004. These costs would have been largely offset by increased productivity, had rail service not adversely impacted volumes during the first nine months of 2005.
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
Other Operating Income

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Income from equity investment	$—	$8,410	$(8,410)	(100.0)%
Other operating income	3,571	8,416	(4,845)	(57.6)%

	$3,571	$16,826	$(13,255)	(78.8)%

Other operating income. The decrease in other operating income is primarily due to $4.8 million in administration charges and production payments received from Canyon Fuel in the first nine months of 2004 which ceased as of July 31, 2004 after the consolidation of Canyon Fuel in our financial statements.
Interest Expense, Net

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Interest expense	$(49,609)	$(39,906)	$(9,703)	24.3%
Interest income	31,292	12,387	18,905	152.6%

	$(18,317)	$(27,519)	$9,202	33.4%

Interest expense. The increase in interest expense results from a higher amount of average borrowings in the first nine months of 2005 as compared to the same period in 2004. In addition, we recognized $1.4 million of interest expense associated with the severance tax assessed by the State of Wyoming during the second quarter of 2005 described above.
Interest Income. Our cash transactions are managed by Arch Coal. Cash paid to/from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the first nine months of 2005 as compared to the same period in 2004.
[The remainder of this page intentionally left blank]

Other Non-operating Income and Expense

	Nine Months Ended
	September 30,		Increase (Decrease)
	2005	2004	$	%
	(Amounts in thousands)
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	$(9,970)	$(10,162)	$(192)	1.9%
Amounts reported as non-operating consist of income or expense resulting from the our financing activities other than interest. As described above, our results of operations for the nine months ended September 30, 2005 and 2004 include expenses related to the termination of hedge accounting and resulting amortization of amounts that had previously been deferred.
DISCLOSURE AND INTERNAL CONTROLS
An evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective as of such date. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
OUTLOOK
Railroad Transportation Disruptions. During 2004 and again in the first nine months of 2005, rail service disruptions resulted in missed shipments in all of our operating regions. In the second and third quarters of 2005, the rail disruptions were most pronounced in the Powder River Basin of Wyoming, where shipments from our Black Thunder mine were reduced by a total of six to seven million tons and production was curtailed by approximately four to five million tons as a result.
The major maintenance repair work currently underway on the joint line rail system in the Powder River Basin is expected to negatively impact shipments from the region through the end of 2005, after which time we expect a gradual improvement. We expect gradual improvement in rail service in the Powder River Basin.
West Elk mine evacuation. On October 27, 2005, we conducted a precautionary evacuation of the West Elk mine after elevated readings of combustion-related gases were detected in an area of the mine where mining activities were completed, but final longwall equipment removal had not yet occurred. A portion of the equipment had already been moved to another area of the mine where we intend to begin mining and the remainder is currently isolated from the affected area by permanent and temporary seals.
Once the mine is determined to be safe for re-entry, the longwall equipment can be moved and production can resume in the new area. Management does not expect production to resume until late December, at the earliest. The mine’s remaining inventory will be depleted by the end of November.
Expenses Related to Interest Rate Swaps. We had designated certain interest rate swaps as hedges of the variable rate interest payments due under Arch Western’s term loans. Pursuant to the requirements of FAS 133, historical mark-to-market adjustments related to these swaps through September 25, 2003 of $44.0 million were deferred as a component of Accumulated Other Comprehensive Loss. Subsequent to the repayment of the term loans, these deferred amounts will be amortized as additional expense over the original contractual terms of the swap agreements. As of December 31, 2004, the remaining deferred amounts will be recognized as expense in the following periods: $12.7 million in 2005 ($10.0 million was recognized through the first nine months of 2005); $7.9 million in 2006; and $3.1 million in 2007.

LIQUIDITY AND CAPITAL RESOURCES
The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2005 and 2004:

	2005	2004
	(in thousands)
Cash provided by (used in):
Operating activities	$87,661	$(70,705)
Investing activities	(88,894)	(64,181)
Financing activities	(67)	99,775
Cash provided by operating activities increased in the nine months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of improved operating performance in the current year and by an increase in our receivable from Arch Coal in the prior year. This receivable balance increased in the prior year primarily due to the $100.0 million term loan proceeds that were loaned to Arch Coal during the third quarter 2004 in order to help finance the Triton acquisition.
Cash used in investing activities increased during the nine months ended September 30, 2005 compared to the same period in the prior year as a result of the addition of the North Rochelle mining operations and the consolidation of Canyon Fuel both of which occurred during the third quarter of 2004. Cash used in investing activities in the nine months ended September 30, 2005 reflects capital expenditures and advance royalty payments of $78.6 million and $12.5 million, respectively, offset partially by proceeds from the sale of equipment of $2.2 million. Cash provided by investing activities in the nine months ended September 30, 2004 reflects capital expenditures and advance royalty payments of $52.6 million and $11.7 million, respectively.
Cash proceeds from financing activities for the nine months ended September 30, 2004 consists almost entirely of the $100.0 million proceeds from our term loan facility to finance Arch Coal’s the Triton acquisition.
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
We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2005, all of our outstanding debt bore interest at fixed rates.
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
Certain Trends and Uncertainties
Substantial Leverage — Covenants
As of September 30, 2005, we had outstanding consolidated indebtedness of $960.6 million, representing approximately 56% of our capital employed. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance, which will be affected by prevailing economic conditions in the markets that we serve and financial, business and other factors, many of which are beyond our control. We may be unable to generate sufficient cash flow from operations and future borrowings or other financing may be unavailable in an amount sufficient to enable us to fund our future financial obligations or our other liquidity needs. The amount and terms of our debt could have material consequences to our business, including, but not limited to:
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

In July 1997, the EPA adopted more stringent ambient air quality standards for ozone and fine particulate matter (PM2.5, which can be formed in the air from gaseous emissions of sulfur dioxide and nitrogen oxides — both of which are associated with coal combustion). In a February 2001 decision, the U.S. Supreme Court largely upheld the EPA’s position, although it remanded the EPA’s ozone implementation policy for further consideration. On remand, the Court of Appeals for the D.C. Circuit affirmed the EPA’s adoption of these more stringent ambient air quality standards. As a result of the finalization of these standards, states that are not in attainment for these standards will have to revise their State Implementation Plans to include provisions for the control of ozone precursors and/or particulate matter. In April 2004, the EPA issued final nonattainment designations for the eight-hour ozone standard, and, in December 2004, issued the final nonattainment standard for PM2.5. States will have to revise their State Implementation Plans to require electric power generators to further reduce nitrogen oxide and particulate matter emissions, particularly in designated nonattainment areas. The potential need to achieve such emissions reductions could result in reduced coal consumption by electric power generators. Thus, future regulations regarding ozone, particulate matter and other pollutants could restrict the market for coal and our development of new mines. This in turn may result in decreased production and a corresponding decrease in our revenues. Although the future scope of these ozone and particulate matter regulations cannot be predicted, future regulations regarding these and other ambient air standards could restrict the market for coal and the development of new mines.
The EPA has also initiated a regional haze program designed to protect and to improve visibility at and around National Parks, National Wilderness Areas and International Parks, particularly those located in the southwest and southeast United States. This program restricts the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas. In June 2005, EPA finalized amendments to the regional haze rules which will require certain existing coal-fired power plants to install Best Available Retrofit Technology (BART) limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides and particulate matter. By imposing limitations upon the placement and construction of new coal-fired power plants and BART requirements on existing coal-fired power plants, the EPA’s regional haze program could affect the future market for coal.
New regulations concerning the routine maintenance provisions of the New Source Review program were published in October 2003. Fourteen states, the District of Columbia and a number of municipalities filed lawsuits challenging these regulations, and in December 2003 the Court stayed the effectiveness of these rules. In July 2004 EPA granted a petition to reconsider the legal basis for the routine maintenance provisions and the litigation was suspended while the rule was being reconsidered. In June 2005 EPA issued its final response, which does not change the rule. In light of EPA’s final action the litigation may proceed.
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
In addition, our ability to receive payment for coal sold and delivered depends on the creditworthiness of our customers. In general, the creditworthiness of our customers has deteriorated over the past several years. If such trends continue, our acceptable customer base may be limited
Terms of Long-Term Coal Supply Contracts
During 2004, sales of coal under long-term contracts, which are contracts with a term greater than 12 months, accounted for 67% of our total revenues. The prices for coal shipped under these contracts may be below the current market price for similar type coal at any given time. For the nine months ended September 30, 2005, the weighted average price of coal sold under our long-term contracts was $10.88 per ton. As a consequence of the substantial volume of our sales which are subject to these long-term agreements, we have less coal available with which to capitalize on increases in coal prices. In addition, because long-term contracts may allow the customer to elect volume flexibility, our ability to realize the higher prices that may be available on the spot market may be restricted when customers elect to purchase higher volumes under such contracts. Our exposure to market-based pricing may also be increased should customers elect to purchase fewer tons. In addition, the increasingly short terms of sales contracts and the consequent absence of price adjustment provisions in such contracts make it more likely that we will not be able to recover inflation related increases in mining costs during the contract term.
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
Reserves — Title; Leasehold Interests
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
ITEM 6. EXHIBITS

3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

4.1	Indenture, dated September 25, 2003, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C., Triton Coal Company, LLC and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed by Arch Coal, Inc. and Arch Western Resources, LLC on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

31.1	Certification of Principal Executive Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement Under Oath of Principal Executive Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement Under Oath of Principal Financial Officer Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH WESTERN RESOURCES, LLC (Registrant)
Date: November 14, 2005	/s/ Robert J. Messey
Robert J. Messey
Vice President (Chief Accounting Officer)