Form 10-Q
period 2006-03-31
ARCH WESTERN RESOURCES LLC
filed 2006-05-15
CIK 1255895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
—————
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Registrant’s telephone number, including area code: (314) 994-2700
     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐               Accelerated Filer ☐               Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☐ No ☑
     At May 12, 2006, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Revenues
Coal sales	$362,196	$277,416

Costs, expenses and other
Cost of coal sales	252,130	209,105
Depreciation, depletion and amortization	23,576	25,519
Selling, general and administrative expenses	5,489	5,690
Other operating income, net	(475)	(2,293)

	280,720	238,021

Income from operations	81,476	39,395

Interest expense, net
Interest expense	(17,736)	(15,989)
Interest income primarily from Arch Coal, Inc.	16,322	8,781

	(1,414)	(7,208)

Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2,718)	(3,388)

Income before minority interest	77,344	28,799

Minority interest	(13,367)	(2,728)

Net income	$63,977	$26,071

Net income attributable to redeemable membership interests	$320	$130
Net income attributable to non-redeemable membership interests	$63,657	$25,941
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$50	$152
Trade receivables	191	111,948
Other receivables	8,346	5,469
Inventories	60,348	98,478
Prepaid royalties	6,847	—
Other	14,435	17,318

Total current assets	90,217	233,365

Property, plant and equipment, net	1,100,708	1,068,159

Other assets
Receivable from Arch Coal, Inc.	1,013,456	869,056
Other	37,144	44,796

Total other assets	1,050,600	913,852

Total assets	$2,241,525	$2,215,376

Liabilities and Membership Interests
Current liabilities
Accounts payable	$79,313	$89,632
Accrued expenses	96,970	111,821

Total current liabilities	176,283	201,453

Long-term debt	959,905	960,247
Asset retirement obligations	138,628	136,092
Accrued postretirement benefits other than pension	27,710	27,016
Accrued workers’ compensation	11,997	11,446
Other noncurrent liabilities	69,450	62,060

Total liabilities	1,383,973	1,398,314

Minority interest	146,987	133,620
Redeemable membership interests	5,782	5,647
Non-redeemable membership interests	704,783	677,795

Total liabilities and membership interests	$2,241,525	$2,215,376

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Operating activities
Net income	$63,977	$26,071
Adjustments to reconcile to cash provided by operating activities
Depreciation, depletion and amortization	23,576	25,519
Prepaid royalties expensed	103	5,617
Net gain on disposition of assets	—	(1,646)
Minority interest	13,367	2,728
Other non-operating expense	2,718	3,388
Changes in:
Trade receivables	112,854	(30,963)
Inventories	576	1,165
Accounts payable and accrued expense	(25,171)	(5,855)
Other	13,021	4,227

Cash provided by operating activities	205,021	30,251

Investing activities
Capital expenditures	(61,096)	(21,913)
Note receivable from Arch Coal, Inc.	(144,027)	(1,227)
Proceeds from dispositions of property, plant and equipment	—	1,933
Additions to prepaid royalties	—	(10,000)

Cash used in investing activities	(205,123)	(31,207)

Financing activities
Debt financing costs	—	(51)

Cash used in financing activities	—	(51)

Decrease in cash and cash equivalents	(102)	(1,007)

Cash and cash equivalents, beginning of period	152	1,351

Cash and cash equivalents, end of period	$50	$344

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
1. Basis of Presentation
     The condensed consolidated financial statements include the accounts of Arch Western Resources, LLC and its subsidiaries (the “Company”). Arch Coal, Inc. (“Arch Coal”) has a 99.5% common membership interest in the Company, while BP p.l.c. has a 0.5% common membership interest and a 0.5% preferred membership interest in the Company. Intercompany transactions and accounts have been eliminated in consolidation. Certain amounts in the 2005 financial statements have been reclassified to conform to the classifications in the 2006 financial statements with no effect on previously reported net income or membership interests.
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2005 included in Arch Western Resources, LLC’s Form 10-K as filed with the Securities and Exchange Commission.
     We have revised our classification of changes in “Note Receivable from Arch Coal, Inc.” in our Condensed Consolidated Statement of Cash Flows from “operating activities” to “investing activities” as the loan is more reflective of an investing activity because it is interest bearing and payable upon demand. We intend to utilize this classification in all future SEC filings. The impact on fiscal years 2005, 2004, and 2003 would have been to increase cash flows from operations, and decrease cash flows from investing, from previously reported amounts by $187.3 million, $318.8 million, and $62.7 million, respectively.
2. Recent Accounting Pronouncements
     On January 1, 2006, the Company adopted the Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory extracted during the period the stripping costs are incurred. Historically, the Company had associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The effect of adopting EITF 04-6 was a reduction of $37.6 million and $2.0 million of inventory and deferred development cost, respectively, with a corresponding decrease to membership interests of $39.6 million. In the future, it is expected that this accounting change will introduce volatility into the Company’s results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three months ended March 31, 2006, net income was $6.6 million higher than it would have been under the Company’s previous methodology of accounting for pit inventory.
3. Recent Events
     On October 27, 2005, the Company conducted a precautionary evacuation of the West Elk mine in Colorado after detecting elevated readings of combustion-related gases in an area of the mine where mining activities had been completed but where all remaining longwall equipment had not yet been removed. The Company commenced longwall mining and resumed normal operations in a new area of the mine in March 2006. The outage of the mine during the first quarter of 2006 is estimated to have cost the Company approximately $30.0 million in lost profits because of higher costs and reduced production, partially offset by a $10.0 million initial insurance recovery. The insurance recovery is in cost of coal sales on the Condensed Consolidated Statement of Income.
     On February 10, 2006, Arch Coal established a $100 million accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal at a 3% discount. The Company retains the obligation for any potential loss related to uncollectible accounts or obligations related to the receivables. Under the program, the Company sold $265.5 million of trade accounts receivable to Arch Coal in the first quarter of 2006, at a total discount of $2.0 million.

4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2006	2005
	(in thousands)
Coal	$9,959	$49,144
Repair parts and supplies	50,389	49,334

	$60,348	$98,478

     The decrease in coal inventories is primarily the result of the implementation of EITF 04-6 discussed in Note 2, “Recent Accounting Pronouncements” as of January 1, 2006.
5. Comprehensive Income
     The following table presents comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net income	$63,977	$26,071
Other comprehensive income	2,718	4,726

Total comprehensive income	$66,695	$30,797

     Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members. Other comprehensive income for the three months ended March 31, 2006 and 2005 consists of losses previously deferred upon termination of hedge accounting for certain interest rate swaps.
6. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Amounts owed between the Company and Arch Coal that are not considered a distribution or a contribution are recorded in an Arch Coal receivable account. Also, as discussed in Note 3, “Recent Events,” the Company sells its eligible trade accounts receivable to Arch Coal at a discount. At March 31, 2006 and December 31, 2005, the receivable from Arch Coal was $1.0 billion and $869.1 million, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the quarters ended March 31, 2006 and 2005 was $16.1 million and $8.8 million, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the Condensed Consolidated Balance Sheets as long-term.
     For the quarters ended March 31, 2006 and 2005, the Company incurred production royalties of $10.1 million and $2.4 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $5.5 million and $5.7 million for the quarters ended March 31, 2006 and 2005, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.
7. Segment Information
     The Company produces coal from surface and underground mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has two reportable business segments, which are based on the coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming, and the Western Bituminous segment (WBIT), with operations in southern Wyoming, Colorado and Utah.
     Operating segment results for the three months ended March 31, 2006 and 2005 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, land management, other support functions, and the elimination of intercompany transactions.

	Three Months Ended March 31, 2006
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(in thousands, except per ton data)
Coal sales	$252,389	$109,807	$—	$362,196
Income from operations	62,213	25,713	(6,450)	81,476
Total assets	1,373,537	1,722,528	(854,540)	2,241,525
Depreciation, depletion and amortization	14,598	8,978	—	23,576
Capital expenditures	39,155	21,941	—	61,096
Operating cost per ton	$8.54	$17.03

	Three Months Ended March 31, 2005
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(in thousands, except per ton data)
Coal sales	$179,706	$97,710	$—	$277,416
Income from operations	33,660	12,360	(6,625)	39,395
Total assets	1,200,686	1,657,317	(819,004)	2,038,999
Depreciation, depletion and amortization	17,189	8,330	—	25,519
Capital expenditures	8,493	13,420	—	21,913
Operating cost per ton	$6.36	$14.59
     Reconciliation of segment income from operations to consolidated income before minority interest:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Income from operations	$81,476	$39,395
Interest expense	(17,736)	(15,989)
Interest income	16,322	8,781
Other non-operating expense	(2,718)	(3,388)

Income before minority interest	$77,344	$28,799

8. Supplemental Condensed Consolidating Financial Information
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

Balance Sheets
March 31, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(unaudited)
Cash and cash equivalents	$—	$—	$38	$12	$—	$50
Trade accounts receivable	—	—	—	191	—	191
Other receivables	955	—	6,198	1,193	—	8,346
Inventories	—	—	42,402	17,946	—	60,348
Prepaid royalties	—	—	1,530	5,317	—	6,847
Other current assets	4,257	2,151	5,028	2,999	—	14,435

Total current assets	5,212	2,151	55,196	27,658	—	90,217

Property, plant and equipment, net	—	—	801,493	299,215	—	1,100,708

Investment in subsidiaries	1,653,690	—	—	—	(1,653,690)	—
Receivable from Arch Coal, Inc.	981,922	—	32	31,502	—	1,013,456
Intercompanies	(1,738,971)	958,222	722,132	58,617	—	—
Other	1,981	13,371	23,980	(2,188)	—	37,144

Total other assets	898,622	971,593	746,144	87,931	(1,653,690)	1,050,600

Total assets	$903,834	$973,744	$1,602,833	$414,804	$(1,653,690)	$2,241,525

Accounts payable	12,175	—	50,923	16,215	—	79,313
Accrued expenses	4,871	16,032	69,430	6,637	—	96,970

Total current liabilities	17,046	16,032	120,353	22,852	—	176,283

Long-term debt	—	959,905	—	—	—	959,905
Asset retirement obligations	—	—	128,558	10,070	—	138,628
Accrued postretirement benefits other than pension	16,179	—	2,485	9,046	—	27,710
Accrued workers’ compensation	5,996	—	1,340	4,661	—	11,997
Other noncurrent liabilities	7,061	—	46,180	16,209	—	69,450

Total liabilities	46,282	975,937	298,916	62,838	—	1,383,973

Minority interest	146,987	—	—	—	—	146,987

Redeemable membership interests	5,782	—	—	—	—	5,782
Non-redeemable membership interests	704,783	(2,193)	1,303,917	351,966	(1,653,690)	704,783

Total liabilities, redeemable membership interests and non-redeemable membership interests	$903,834	$973,744	$1,602,833	$414,804	$(1,653,690)	$2,241,525

Statements of Operations
Three Months Ended March 31, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(unaudited)
Coal sales revenues	$—	$—	$263,005	$99,191	$—	$362,196
Cost of coal sales	979	—	192,126	59,025	—	252,130
Depreciation, depletion and amortization	—	—	17,706	5,870	—	23,576
Selling, general and administrative	5,489	—	—	—	—	5,489
Other operating income	(18)	—	(288)	(169)	—	(475)

	6,450	—	209,544	64,726	—	280,720

Income from equity investment	88,004	—	—	—	(88,004)	—

Income from operations	81,554	—	53,461	34,465	(88,004)	81,476
Interest expense	(17,432)	(15,501)	(271)	(530)	15,998	(17,736)
Interest income primarily from Arch Coal, Inc.	15,940	15,998	121	261	(15,998)	16,322

	(1,492)	497	(150)	(269)	—	(1,414)

Other non-operating expense	(2,718)	—	—	—	—	(2,718)
Minority interest	(13,367)	—	—	—	—	(13,367)

Net income	$63,977	$497	$53,311	$34,196	$(88,004)	$63,977

Statements of Cash Flows
Three Months Ended March 31, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
(unaudited)
Operating Activities
Cash provided by operating activities	$112,493	$—	$42,151	$50,377	$205,021
Investing Activities
Note Receivable from Arch Coal	(112,493)	—	(32)	(31,502)	(144,027)
Capital expenditures	—	—	(42,207)	(18,889)	(61,096)

Cash used in investing activities	(112,493)	—	(42,239)	(50,391)	(205,123)

Financing Activities
Cash used in financing activities	—	—	—	—	—

Decrease in cash and cash equivalents	—	—	(88)	(14)	(102)
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$38	$12	$50

Balance Sheets
December 31, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$126	$26	$—	$152
Trade accounts receivable	87,012	—	31	24,905	—	111,948
Other receivables	1,072	—	673	3,724	—	5,469
Inventories	—	—	78,993	19,485	—	98,478
Other current assets	6,947	2,146	3,212	5,013	—	17,318

Total current assets	95,031	2,146	83,035	53,153	—	233,365

Property, plant and equipment, net	—	—	778,945	289,214	—	1,068,159

Investment in subsidiaries	1,604,489	—	—	—	(1,604,489)	—
Receivable from Arch Coal, Inc.	869,056	—	—	—	—	869,056
Intercompanies	(1,702,182)	973,558	687,985	40,639	—	—
Other	1,865	13,916	25,210	3,805	—	44,796

Total other assets	773,228	987,474	713,195	44,444	(1,604,489)	913,852

Total assets	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Accounts payable	18,499	—	51,980	19,153	—	89,632
Accrued expenses	3,862	32,063	67,919	7,977	—	111,821

Total current liabilities	22,361	32,063	119,899	27,130	—	201,453

Long-term debt	—	960,247	—	—	—	960,247
Asset retirement obligations	—	—	126,255	9,837	—	136,092
Accrued postretirement benefits other than pension	15,826	—	2,486	8,704	—	27,016
Accrued workers’ compensation	5,947	—	1,325	4,174	—	11,446
Other noncurrent liabilities	7,063	—	35,748	19,249	—	62,060

Total liabilities	51,197	992,310	285,713	69,094	—	1,398,314

Minority interest	133,620	—	—	—	—	133,620

Redeemable membership interests	5,647	—	—	—	—	5,647
Non-redeemable membership interests	677,795	(2,690)	1,289,462	317,717	(1,604,489)	677,795

Total liabilities, redeemable membership interests and non-redeemable membership interests	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Statements of Operations
Three Months Ended March 31, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
(unaudited)
Coal sales revenues	$—	$—	$218,774	$58,642	$—	$277,416
Cost of coal sales	939	—	157,656	50,510	—	209,105
Depreciation, depletion and amortization	—	—	21,290	4,229	—	25,519
Selling, general and administrative	5,690	—	—	—	—	5,690
Other operating income	(5)	—	(1,951)	(337)	—	(2,293)

	6,624	—	176,995	54,402	—	238,021

Income from equity investment	46,006	—	—	—	(46,006)	—

Income from operations	39,382	—	41,779	4,240	(46,006)	39,395
Interest expense	(15,976)	(15,993)	—	—	15,980	(15,989)
Interest income primarily from Arch Coal, Inc.	8,781	15,980	—	—	(15,980)	8,781

	(7,195)	(13)	—	—	—	(7,208)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)
Minority interest	(2,728)	—	—	—	—	(2,728)

Net income (loss)	$26,071	$(13)	$41,779	$4,240	$(46,006)	$26,071

Statements of Cash Flows
Three Months Ended March 31, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
(unaudited)
Operating Activities
Cash provided by (used in) operating activities	$1,278	$—	$21,425	$7,548	$30,251
Investing Activities
Note receivable from Arch Coal Inc.	(1,227)	—	—	—	(1,227)
Capital expenditures	—	—	(14,207)	(7,706)	(21,913)
Proceeds from dispositions of capital assets	—	—	1,933	—	1,933
Additions to prepaid royalties	—	—	(10,000)	—	(10,000)

Cash used in investing activities	(1,227)	—	(22,274)	(7,706)	(31,207)

Financing Activities
Debt financing costs	(51)	—	—	—	(51)

Cash provided by (used in) financing activities	—	—	—	—	(51)

Decrease in cash and cash equivalents	—	—	(849)	(158)	(1,007)
Cash and cash equivalents, beginning of period	—	—	1,185	166	1,351

Cash and cash equivalents, end of period	$—	$—	$336	$8	$344

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Part II, Item 1A of this report and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Overview
     We achieved record earnings from our operations during the first quarter of 2006. We achieved those results despite mixed rail service and the outage of our West Elk mine during the first two months of the quarter, fueled by improved realizations in all segments.
     Although the U.S. coal market weakened in the latter half of the first quarter of 2006, we believe market dynamics remain strong. We expect the high cost of competing fuels will result in strong demand throughout 2006. Despite increasing demand, coal production increased only 1.6% during the first quarter of 2006 according to government estimates. Despite an exceptionally mild winter across much of the United States, we estimate utility coal stockpiles at the end of the first quarter of 2006 to be approximately 20% below the 10-year average. We believe that strong coal demand and continuing supply constraints will continue to result in favorable market conditions for domestic coal producers.
     Overall, we expect the restart of our West Elk mine, the continuing expiration of below-market contracts, the start-up of our Coal Creek and Skyline mines and strengthening volumes in the Powder River Basin in response to anticipated improvements in rail service to have a favorable impact on our 2006 annual financial results.
Recent Developments
     On October 27, 2005, we conducted a precautionary evacuation of the West Elk mine in Colorado after detecting elevated readings of combustion-related gases in an area of the mine where mining activities had been completed but where all remaining longwall equipment had not yet been removed. We commenced longwall mining and resumed normal operations in a new area of the mine in March 2006. We estimate that the outage of the mine during the first quarter of 2006 cost us approximately $30.0 million in lost profits because of higher costs and reduced production, partially offset by a $10.0 million initial insurance recovery.
Results of Operations
Items Affecting Comparability of Reported Results
     On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, we had associated stripping costs at our surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory. The cumulative effect of adoption was to reduce inventory by $37.6 million and deferred development cost of $2.0 million with a corresponding decrease to membership interests of $39.6 million. In the future, we expect that this accounting change will introduce volatility into our results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three months ended March

31, 2006, net income was $6.6 million higher than it would have been under our previous methodology of accounting for pit inventory.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     The following discussion summarizes our operating results for the three months ended March 31, 2006 and compares those results to our operating results for the three months ended March 31, 2005.
     Revenues. The following table summarizes the number of tons we sold during the three months ended March 31, 2006 and the sales associated with those tons and compares those results to the comparable information for the three months ended March 31, 2005:

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$362,196	$277,416	$84,780	30.6%
Tons sold	26,234	27,916	(1,682)	(6.0)%
Coal sales realization per ton sold	$13.81	$9.94	$3.87	38.9%
     The increase in our coal sales from the first quarter of 2005 to the first quarter of 2006 resulted from significantly higher pricing received during the first quarter of 2006 partially offset by the impact of rail interruptions in the Powder River Basin during the first quarter of 2006 and the impact of the West Elk evacuation discussed above.
     The following table shows the number of tons sold by operating segment during the three months ended March 31, 2006 and compares those amounts to the comparable information for the three months ended March 31, 2005:

	Three months ended March 31,		Increase (decrease)
	2006	2005	Tons	%
	(Amounts in thousands)
Powder River Basin	22,174	23,117	(943)	(4.1)%
Western Bituminous Region	4,060	4,799	(739)	(15.4)%

Total	26,234	27,916	(1,682)	(6.0)%

     Volume decreases in the Powder River Basin are primarily the result of railroad transportation constraints experienced during the first quarter of 2006 compared to the first quarter of 2005. The decrease in Western Bituminous volumes during the first quarter of 2006 compared to the first quarter of 2005 is the result of the impact of the evacuation of our West Elk longwall mine. The longwall restarted in March 2006 and has resumed normal operations.
     The following table shows the coal sales price per ton by operating segment during the three months ended March 31, 2006 and compares those amounts to the comparable information for the three months ended March 31, 2005.

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.34	$7.73	$3.61	46.7%
Western Bituminous Region	23.31	17.08	6.23	36.5%
     We have excluded from the calculations of coal sales prices per ton certain transportation costs that we pass through to our customers. We use these financial measures because we believe the adjusted amounts better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended March 31, 2006 were $0.04 for the Powder River Basin and $3.73 for the Western Bituminous region. For the three months ended March 31, 2005, transportation costs per ton billed to customers were $0.04 for the Powder River Basin and $3.28 for the Western Bituminous region.
     The increase in our coal sales prices resulted from significantly higher base pricing and higher sulfur dioxide quality premiums during the first quarter of 2006 when compared to the first quarter of 2005. Improved pricing is due primarily to the expiration of legacy contracts.

     Operating costs and expenses. The following table summarizes our operating costs and expenses for the three months ended March 31, 2006 and compares those results to the comparable information for the three months ended March 31, 2005:

			Increase (decrease)
	Three months ended March 31,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Cost of coal sales	$252,130	$209,105	$(43,025)	(20.6)%
Depreciation, depletion and amortization	23,576	25,519	1,943	7.6%
Selling, general and administrative expenses	5,489	5,690	201	3.5%
Other operating income, net	(475)	(2,293)	(1,818)	(79.3)%

	$280,720	$238,021	$(42,699)	(17.9)%

     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended March 31,		Increase
	2006	2005	$	%
Powder River Basin	$2.79	$1.37	$1.42	103.4%
Western Bituminous Region	6.28	2.49	3.79	151.6%
     Powder River Basin — On a per-ton basis, operating margins for the first quarter of 2006 increased significantly from the first quarter of 2005 due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel and explosive costs during the first quarter of 2006 compared to the first quarter of 2005.
     Western Bituminous Region — Operating margins per ton for the first quarter of 2006 increased from the first quarter of 2005 due to higher per-ton coal sales realizations described above and improved operational performance from our Utah mining complexes, partially offset by the impact of the evacuation at West Elk described above.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2006 and compares that information to the comparable information for the three months ended March 31, 2005:

			Increase (decrease)
	Three months ended March 31,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Interest expense	$(17,736)	$(15,989)	$(1,747)	(11.0)%
Interest income	16,322	8,781	7,541	85.9%

	$(1,414)	$(7,208)	$5,794	80.4%

     Interest expense. The increase in interest expense in the first three months of 2006 compared to the first three months of 2005 results from the discount on trade accounts receivable sold to Arch Coal, pursuant to Arch Coal’s accounts receivable securitization program, beginning in the first quarter of 2006. See further discussion in “Liquidity and Capital Resources.”
     Interest income. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the first three months of 2006 as compared to the same period in 2005, including the effect of amounts related to the sale of trade accounts receivable to Arch Coal.
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

     On February 10, 2006, Arch Coal established a $100 million accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal at a 3% discount. We retain the obligation for any potential loss related to uncollectible accounts or obligations related to the receivables. Under the program, we sold $265.5 million of trade accounts receivable to Arch Coal in the first quarter of 2006, at a total discount of $2.0 million.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three months ended March 31,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$205,021	$30,251
Investing activities	(205,123)	(31,207)
Financing activities	—	(51)
     Cash provided by operating activities increased $174.8 million in the 2006 quarter compared to the 2005 quarter primarily as a result of the sale of our trade accounts receivable to Arch Coal, and our improved operating results.
     Cash used in investing activities in 2006 was $173.9 million higher in the 2006 quarter than in 2005 quarter, primarily due to the sale of our trade accounts receivable and increased capital expenditures. We make capital expenditures to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Higher spending at our Powder River Basin operations related to the restarting of the Coal Creek mine resulted in the majority of the increase. Offsetting the capital expenditure increase is an advance lease payment in 2005 to Arch Coal, which is no longer required under a renegotiated lease agreement.
     We anticipate that capital expenditures during 2006 will range from $200 to $250 million. This estimate includes capital expenditures related to development work at certain of our mining operations, including the development of the Coal Creek mine in the Powder River Basin in Wyoming and the North Lease of the Skyline mine in Utah. Also, this estimate assumes no other acquisitions or significant expansions of our existing mining operations.
     We have revised our classification of changes in “Note Receivable from Arch Coal, Inc.” in our Condensed Consolidated Statement of Cash Flows from “operating activities” to “investing activities” as the loan is more reflective of an investing activity because it is interest bearing and payable upon demand. We intend to utilize this classification in all future SEC filings. The impact on fiscal years 2005, 2004, and 2003 would have been to increase cash flows from operations, and decrease cash flows from investing, from previously reported amounts by $187.3 million, $318.8 million, and $62.7 million, respectively.
     We believe that cash generated from operations and our borrowing capacity will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years.
     Contingencies
     The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We accrue for the costs of reclamation in accordance with the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of reclamation common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the asset retirement obligation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.
     We review our entire environmental liability periodically and make necessary adjustments, including permit changes and revisions to costs and productivities to reflect current experience. Our management believes it is making adequate provisions for all expected reclamation and other associated costs.
     We are a party to numerous other claims and lawsuits and are subject to numerous other contingencies with respect to various matters. We provide for costs related to contingencies, including environmental, legal and indemnification matters, when a loss is probable and the amount is reasonably determinable. After conferring with counsel, it is the opinion of management that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquid
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition or results of operations could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).
3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder BasinCoal Company, L.L.C.).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.
32.1	Section 1350 Certification of Paul A. Lang.
32.2	Section 1350 Certification of Robert J. Messey.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Coal, Inc.

By:	/s/ Robert J. Messey
Robert J. Messey
Vice President

May 15, 2006