Form 10-K/A
period 2005-12-31
ARCH WESTERN RESOURCES LLC
filed 2006-08-02
CIK 1255895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 1, 2006, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

EXPLANATORY NOTE
     This Amendment No. 1 to Annual Report on Form 10-K amends and restates Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006, primarily to (i) amend the disclosure of our contractual obligations and (ii) to restate our Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004 and 2003 to correct the classification of the changes in amounts receivable from Arch Coal, Inc. The reclassification has no effect on previously reported net income, net income attributable to membership interests, membership interests, net cash flows, adjusted EBITDA or our conclusion that our disclosure controls and procedures were effective as disclosed under Item 9A of this Form 10-K/A. The reclassification also has no effect on the consolidated financial statements of Arch Coal, Inc. Any item included in the original report on Form 10-K that is not included herein is not amended and remains in effect as of the date of the original filing thereof. No information included in the original report on Form 10-K has been amended by this Form 10-K/A to reflect any information, events, developments or results subsequent to the filing of the original report on Form 10-K.

i

PART II
Item 6. Selected Financial Data.

	RESTATED
	Year Ended December 31,
	2005 (1) (2)	2004	2003	2002 (3)	2001 (4)
	(in thousands, except per share data)
Statement of Operations Data:
Coal sales revenue	$1,126,742	$735,162	$500,555	$492,191	$468,137
Income from operations	186,061	83,275	62,710	49,824	60,370
Income before cumulative effect of accounting change	128,844	32,946	20,996	19,909	31,342
Cumulative effect of accounting change	—	—	(18,278)	—	—

Net income	128,844	$32,946	$2,718	$19,909	$31,342

Balance Sheet Data:
Cash and cash equivalents	$152	$1,351	$35,171	$249	$461
Receivable from Arch Coal, Inc.	869,056	677,934	351,866	333,825	259,822
Total assets	2,215,376	2,013,436	1,411,515	1,373,061	1,329,688
Total debt	960,247	961,613	700,000	675,000	675,000
Redeemable equity interests	5,647	4,971	4,746	4,733	4,667
Non-redeemable equity interests	677,795	543,058	471,890	469,241	455,742

Cash Flow Data:
Cash provided by operating activities(5)	$225,798	$115,302	$129,045	$138,827	$100,494
Depreciation, depletion and amortization	98,347	80,703	63,053	69,388	66,493
Capital expenditures	108,600	78,313	27,322	51,360	32,142

Operating Data:
Tons sold	105,796	86,264	69,541	72,519	73,719
Tons produced	106,554	91,466	69,361	73,203	74,032
Average sales price (per ton)	$10.65	$8.52	$7.20	$6.79	$6.35

(1)	On December 30, 2005, we sold to Peabody Energy a rail spur, rail loadout and an idle office complex, all of which is located in the Powder River Basin for a purchase price of $79.6 million. As a result of the transaction, we recognized a gain of $43.3 million which we recorded as a component of other operating income.

(2)	On October 24, 2005, we conducted a precautionary evacuation of our West Elk mine after we detected elevated readings of combustion-related gases in an area of the mine where we had completed mining activities but had not yet removed final longwall equipment. We estimate that the financial impact of idling the mine and fighting the fire during the fourth quarter of 2005 was $33.3 million in reduced operating profit.

(3)	During 2002, we filed a royalty rate reduction request with the Bureau of Land Management, which we refer to as the BLM, for our West Elk mine in Colorado. The BLM notified us that it would receive a royalty rate reduction for a specified number of tons representing a retroactive portion for the year totaling $3.3 million. We recognized the retroactive portion as a component of cost of coal sales. Additionally in 2002, Canyon Fuel was notified by the BLM that it would receive a royalty rate reduction for certain tons mined at its Skyline mine. The rate reduction applies to certain tons mined representing a retroactive refund of $1.1 million. We recorded the retroactive amount as a component of income from equity investments.

(4)	At the West Elk underground mine in Gunnison County, Colorado, following the detection of combustion-related gases in a portion of the mine, we idled our operation on January 28, 2000. On July 12, 2000, after controlling the combustion-related gases, we resumed production at the West Elk mine and started to ramp up to normal levels of production. We recognized partial pre-tax insurance settlements of $31.0 million during 2000 and a final pre-tax insurance settlement related to the event of $9.4 million during 2001.

(5)	Amounts have been restated to reclassify the change in the Receivable from Arch Coal, Inc. from cash flows from operating activities to cash flows from investing activities. See Note 1 to our consolidated financial statements for more information.

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
     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	RESTATED
	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$225,798	$115,302	$129,045
Investing activities	(226,932)	(405,663)	(102,706)
Financing activities	(65)	256,541	8,583
     The increase in cash provided by operating activities in 2005 resulted from improved operating performance, the inclusion of a full year of results for the contribution of the North Rochelle assets, which occurred on August 20, 2004, and to the consolidation of Canyon Fuel which occurred beginning July 31, 2004. The decrease in cash provided by operating activities in 2004 is a result of increased cash used for working capital purposes. Trade accounts receivable increased $5.1 million (excluding amounts contributed with the North Rochelle assets) in 2004 due primarily to higher sales levels during the period, as revenues have increased approximately 47% in 2004 as compared to 2003. Additionally, inventory increased $5.0 million (excluding amounts contributed with the North Rochelle assets) in 2004.
     Cash used in investing activities decreased during 2005 compared to 2004 as a result of the sale of the rail spur, rail loadout and idle office complex described earlier which resulted in proceeds of $79.6 million. In addition, the receivable from Arch Coal increased $318.8 million in 2004 compared to $187.3 million in 2005 due to the borrowings in 2004, discussed below, being loaned to Arch Coal. The decrease was partially offset by increased capital spending as a result of the addition of the North Rochelle mining operations and the consolidation of Canyon Fuel. In addition to the increase in the receivable from Arch Coal, cash used in investing activities for 2004 consisted of capital expenditures of $78.3 million and additions to prepaid royalties of $14.6 million. Cash used in investing activities for the year ended December 31, 2003 consisted of capital expenditures of $27.3 million, an increase in the receivable from Arch Coal of $62.7 million and additions to prepaid royalties of $12.7 million. The increase in capital expenditures was primarily at our Black Thunder Mine, which was comprised of equipment from the North Rochelle integration and certain assets that were bought out of lease arrangements.
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
     Contractual Obligations
     The following is a summary of our significant contractual obligations as of December 31, 2005:

	Payments Due by Period
	2006	2007-2008	2009-2010	After 2010	Total
	(Amounts in thousands)
Long-term debt, including related interest	$—	$—	$—	$960,246	$960,246
Operating leases	18,667	34,139	21,003	28,948	102,757
Royalty leases	4,120	3,574	3,062	7,632	18,388
Unconditional purchase obligations	108,358	—	—	—	108,358

Total contractual obligations	$131,145	$37,713	$24,065	$996,826	$1,189,749

     Royalty leases represent non-cancelable royalty lease agreements. Unconditional purchase obligations represent amounts committed for purchases of materials and supplies, payments for services, purchased coal, and capital expenditures.
     Our consolidated balance sheet reflects a liability of $144.4 million for asset retirement obligations at their fair value. The determination of the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies,” including the timing of payments to satisfy asset retirement obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. See Note 13 to our consolidated financial statements for more information on our asset retirement obligations.
     The contractual obligations table included above also excludes certain other obligations reflected in our consolidated balance sheet, including estimated funding for pension and postretirement benefit obligations, for which the timing of payments may vary based on changes in the fair value of plan assets (for pension obligations) and actuarial assumptions, and payments under our self-insured workers’ compensation program. See the section entitled “Critical Accounting Policies” for more information about these assumptions. There is no minimum funding requirement for our pension plans in 2006. See Notes 11 and 12 to our consolidated financial statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations.
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
Item 8. Financial Statements and Supplementary Data.
     Reference is made to Part IV, Item 15 of this Annual Report on Form 10-K/A for the information required by Item 8.
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
     Exhibits filed as part of this Annual Report on Form 10-K/A are as follows:

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.1	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the registrant on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.5	Registration Rights Agreement, dated October 22, 2004, among Arch Coal, Inc., Arch Western Resources, LLC, Arch Western Finance, LLC, Triton Coal Company, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. and Thunder Basin Coal Company, L.L.C. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on October 23, 2004).

Exhibit	Description
10.1	Federal Coal Lease dated as of June 24, 1993 between the United States Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Federal Coal Lease between the United States Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	Federal Coal Lease dated as of July 19, 1997 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4	Federal Coal Lease dated as of January 24, 1996 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Federal Coal Lease Readjustment dated as of November 1, 1967 between the United States Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	Federal Coal Lease effective as of May 1, 1995 between the United States Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7	Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 of Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Federal Coal Lease dated as of October 1, 1999 between the United States Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 of Arch Coal, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.9	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Coal, Inc. on February 10, 2005).

10.10	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Coal Lease (WYW71692) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Master Lease and Sublease Agreement, dated effective as of April 1, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC. (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Amendment No. 1 to Master Lease and Sublease Agreement, dated effective as of December 30, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC. (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.

32.1	Section 1350 Certification of Paul A. Lang.

Exhibit	Description
32.2	Section 1350 Certification of Robert J. Messey.

*	Denotes management contract or compensatory plan arrangements.

Signatures
     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC

By:	/s/ Robert J. Messey

Robert J. Messey
Vice President

August , 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Paul A. Lang	President
Paul A. Lang	(Principal Executive Officer)	August , 2006

/s/ Robert J. Messey Robert J. Messey	Vice President (Principal Financial and Accounting Officer)	August , 2006

Arch Western Acquisition Corporation	Sole Managing Member	August , 2006

By:	/s/ Robert J. Messey

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
      As discussed in Note 1, the consolidated statements of cash flows for each of the three years in the period ended December 31, 2005 have been restated.

/s/ Ernst & Young LLP
St. Louis, Missouri
March 1, 2006, except for the consolidated statements of cash flows, Note 1, Note 18 and Note 20, for which the date is July 31, 2006

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

ARCH WESTERN RESOURCES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	RESTATED
	Year Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Operating Activities
Net income	$128,844	$32,946	$2,718
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	98,347	80,703	63,053
Prepaid royalties expensed	12,722	10,051	10,000
Accretion on asset retirement obligations	11,418	9,311	9,428
Gain on sale of Powder River Basin assets	(43,297)	—	—
Net loss (gain) on disposition of property, plant and equipment	(1,228)	(5,826)	240
Income from equity investment	—	(8,410)	(19,707)
Net distributions from equity investment	—	16,049	33,979
Minority interest	24,220	1,022	—
Cumulative effect of accounting change	—	—	18,278
Other non-operating expense	12,688	14,295	11,671
Changes in operating assets and liabilities (see Note 18)	(18,099)	(37,501)	782
Other	183	2,662	(1,397)

Cash provided by operating activities	225,798	115,302	129,045

Investing Activities
Capital expenditures	(108,600)	(78,313)	(27,322)
Increase in receivable from Arch Coal, Inc.	(187,280)	(318,766)	(62,688)
Additions to prepaid royalties	(12,807)	(14,643)	(12,703)
Proceeds from disposition of property, plant and equipment	81,755	6,059	7

Cash used in investing activities	(226,932)	(405,663)	(102,706)

Financing Activities
Proceeds from issuance of senior notes	—	261,875	700,000
Payments on term loans	—	—	(675,000)
Debt financing costs	(65)	(5,334)	(16,417)

Cash provided by (used in) financing activities	(65)	256,541	8,583

Increase (decrease) in cash and cash equivalents	(1,199)	(33,820)	34,922
Cash and cash equivalents, beginning of year	1,351	35,171	249

Cash and cash equivalents, end of year	$152	$1,351	$35,171

Supplemental cash flow information:
Cash paid during the year for interest	$65,423	$46,636	$24,794
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
Restatement
     Subsequent to the issuance of the Company’s December 31, 2005 financial statements, the Company’s management determined that certain cash outflows in the Consolidated Statements of Cash Flows should be restated for a reclassification between operating and investing activities for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” The change in presentation has no effect on previously reported net income, net income attributable to membership interests, membership interests or net change in cash. The change also has no effect on the consolidated financial statements of its parent company.
     The Company’s cash transactions are managed by its parent. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in a receivable account. In addition, any amounts owed between the Company and its parent are recorded in the account. The Company previously reported changes in the account as operating cash outflows, and management has concluded it is more appropriate to classify these amounts as investing cash flows.
     A summary of the significant effects of the restatement on the Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003 follows:

	Year Ended December 31,
	2005	2004	2003

Cash provided by (used in) operating activities as previously reported	$38,518	$(203,464)	$66,357
Receivable from Arch Coal, Inc.	187,280	318,766	62,688

Cash provided by operating activities as restated	$225,798	$115,302	$129,045

Cash used in investing activities as previously reported	$(39,652)	$(86,897)	$(40,018)
Receivable from Arch Coal, Inc.	(187,280)	(318,766)	(62,688)

Cash used in investing activities as restated	$(226,932)	$(405,663)	$(102,706)

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

18. Cash Flow
     The changes in operating assets and liabilities as shown in the consolidated statements of cash flows are comprised of the following:

	RESTATED
	2005	2004	2003
Decrease (increase) in operating assets:
Trade and other receivables	$(28,496)	$(881)	$9,150
Inventories	(20,577)	(4,978)	(103)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	35,054	(23,531)	11,426
Accrued postretirement benefits other than pension	2,344	249	(573)
Accrued reclamation and mine closure	(5,275)	(8,319)	(18,922)
Accrued workers’ compensation	(1,149)	(41)	(196)

Changes in operating assets and liabilities	$(18,099)	$(37,501)	$782

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

20. Supplemental Condensed Consolidating Financial Information (RESTATED)
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
CONDENSED STATEMENTS OF INCOME
Year Ended December 31, 2005

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$865,892	$260,850	$—	$1,126,742
Cost of coal sales	1,410	—	670,340	194,539	(529)	865,760
Depreciation, depletion and amortization	—	—	81,133	17,214	—	98,347
Selling, general and administrative	23,958	—	—	—	—	23,958

	25,368	—	751,473	211,753	(529)	988,065
Income from equity investment	209,584	—	—	—	(209,584)	—
Gain on sale of Powder River Basin assets	—	—	43,297	—	—	43,297
Other operating income	823	—	2,531	1,262	(529)	4,087

	210,407	—	45,828	1,262	(210,113)	47,384
Income from operations	185,039	—	160,247	50,359	(209,584)	186,061
Interest expense	(64,063)	(63,340)	(2,207)	—	64,067	(65,543)
Interest income, primarily from Arch Coal, Inc.	44,775	64,067	409	49	(64,067)	45,233

	(19,288)	727	(1,798)	49	—	(20,310)
Other non-operating expense	(12,688)	—	—	—	—	(12,688)
Minority interest	(24,219)	—	—	—	—	(24,219)

Net income (loss)	$128,844	$727	$158,449	$50,408	$(209,584)	$128,844

CONDENSED BALANCE SHEETS
December 31, 2005

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$126	$26	$—	$152
Trade accounts receivable	87,012	—	31	24,905	—	111,948
Other receivables	1,072	—	673	3,724	—	5,469
Inventories	—	—	78,993	19,485	—	98,478
Other current assets	6,947	2,146	3,212	5,013	—	17,318

Total current assets	95,031	2,146	83,035	53,153	—	233,365

Property, plant and equipment, net	—	—	778,945	289,214	—	1,068,159

Investment in subsidiaries	1,604,489	—	—	—	(1,604,489)	—
Receivable from Arch Coal, Inc.	869,056	—	—	—	—	869,056
Intercompanies	(1,702,182)	973,558	687,985	40,639	—	—
Other	1,865	13,916	25,210	3,805	—	44,796

Total other assets	773,228	987,474	713,195	44,444	(1,604,489)	913,852

Total assets	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Accounts payable	18,499	—	51,980	19,153	—	89,632
Accrued expenses	3,862	32,063	67,919	7,977	—	111,821

Total current liabilities	22,361	32,063	119,899	27,130	—	201,453
Long-term debt	—	960,247	—	—	—	960,247
Accrued postretirement benefits other than pension	15,826	—	2,486	8,704	—	27,016
Asset retirement obligations	—	—	126,255	9,837	—	136,092
Accrued workers’ compensation.	5,947	—	1,325	4,174	—	11,446
Other noncurrent liabilities	7,063	—	35,748	19,249	—	62,060

Total liabilities	51,197	992,310	285,713	69,094	—	1,398,314

Minority interest	133,620	—	—	—	—	133,620

Redeemable membership interest	5,647	—	—	—	—	5,647
Non-redeemable membership interest	677,795	(2,690)	1,289,462	317,717	(1,604,489)	677,795

Total liabilities and membership interests	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

CONDENSED STATEMENTS OF CASH FLOWS (RESTATED)
Year Ended December 31, 2005

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(63,415)	$248	$220,994	$67,971	$225,798
Investing Activities
Capital expenditures	—	—	(52,173)	(56,427)	(108,600)
Increase in Receivable from Arch Coal, Inc.	(187,280)	—	—	—	(187,280)
Proceeds from dispositions of capital assets	—	—	81,117	638	81,755
Additions to prepaid royalties	—	—	(12,461)	(346)	(12,807)

Cash provided by (used in) investing activities	(187,280)	—	16,483	(56,135)	(226,932)

Financing Activities
Proceeds from issuance of senior notes	—	—	—	—	—
Debt financing costs	(65)	—	—	—	(65)
Transactions with affiliates, net	250,760	(248)	(238,536)	(11,976)	—
Payments on term loans	—	—	—	—	—

Cash provided by (used in) financing activities	250,695	(248)	(238,536)	(11,976)	(65)

Decrease in cash and cash equivalents	—	—	(1,059)	(140)	(1,199)
Cash and cash equivalents, beginning of period	—	—	1,185	166	1,351

Cash and cash equivalents, end of period	$—	$—	$126	$26	$152

CONDENSED STATEMENTS OF INCOME
Year Ended December 31, 2004

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$646,473	$88,689	$—	$735,162
Cost of coal sales	3,445	—	492,009	82,206	—	577,660
Depreciation, depletion and amortization	—	—	72,820	7,883	—	80,703
Selling, general and administrative	17,168	—	—	—	—	17,168

	20,613	—	564,829	90,089	—	675,531
Income from equity investment	89,325	—	—	8,410	(89,325)	8,410
Other operating income	12,734	—	1,913	587	—	15,234

	102,059	—	1,913	8,997	(89,325)	23,644
Income from operations	81,446	—	83,557	7,597	(89,325)	83,275
Interest expense	(53,753)	(54,165)	—	—	52,336	(55,582)
Interest income primarily from Arch Coal, Inc.	20,570	52,336	—	—	(52,336)	20,570

	(33,183)	(1,829)	—	—	—	(35,012)
Other non-operating expense	(14,295)	—	—	—	—	(14,295)
Minority interest	(1,022)	—	—	—	—	(1,022)

Net income (loss)	$32,946	$(1,829)	$83,557	$7,597	$(89,325)	$32,946

CONDENSED BALANCE SHEETS
December 31, 2004

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$1,185	$166	$—	$1,351
Trade accounts receivable	70,443	—	449	12,338	—	83,230
Other receivables	—	—	1,040	4,651	—	5,691
Inventories	—	—	58,815	19,557	—	78,372
Prepaid royalties	—	—	2,660	5,132	—	7,792
Other current assets	4,894	—	2,034	4,601	—	11,529

Total current assets	75,337	—	66,183	46,445	—	187,965

Property, plant and equipment, net	—	—	834,265	267,409	—	1,101,674

Investment in subsidiaries	1,393,809	—	—	—	(1,393,809)	—
Receivable from Arch Coal, Inc.	677,934	—	—	—	—	677,934
Intercompanies	(1,451,422)	973,310	449,449	28,663	—	—
Other	1,225	18,246	26,392	—	—	45,863

Total other assets	621,546	991,556	475,841	28,663	(1,393,809)	723,797

Total assets	$696,883	$991,556	$1,376,289	$342,517	$(1,393,809)	$2,013,436

Accounts payable	8,854	—	35,942	11,816	—	56,612
Accrued expenses	4,482	33,360	84,660	6,933	—	129,435

Total current liabilities	13,336	33,360	120,602	18,749	—	186,047
Long-term debt	—	961,613	—	—	—	961,613
Accrued postretirement benefits other than pension	14,576	—	2,485	7,582	—	24,643
Asset retirement obligations	—	—	116,627	11,557	—	128,184
Accrued workers’ compensation.	6,018	—	1,527	5,204	—	12,749
Other noncurrent liabilities	5,523	—	5,128	32,119	—	42,770

Total liabilities	39,453	994,973	246,369	75,211	—	1,356,006

Minority interest	109,401	—	—	—	—	109,401

Redeemable membership interest	4,971	—	—	—	—	4,971
Non-redeemable membership interest	543,058	(3,417)	1,129,920	267,306	(1,393,809)	543,058

Total liabilities and membership interests	$696,883	$991,556	$1,376,289	$342,517	$(1,393,809)	$2,013,436

CONDENSED STATEMENTS OF CASH FLOWS (RESTATED)
Year Ended December 31, 2004

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(74,268)	$3,397	$146,954	$39,219	$115,302
Investing Activities
Capital expenditures	—	—	(68,034)	(10,279)	(78,313)
Increase in Receivable from Arch Coal, Inc.	(318,766)	—	—	—	(318,766)
Proceeds from dispositions of capital assets	5,750	—	125	184	6,059
Additions to prepaid royalties	—	—	(14,348)	(295)	(14,643)

Cash used in investing activities	(313,016)	—	(82,257)	(10,390)	(405,663)

Financing Activities
Proceeds from issuance of senior notes	—	261,875	—	—	261,875
Debt financing costs	(5,334)	—	—	—	(5,334)
Transactions with affiliates, net	392,618	(265,272)	(98,683)	(28,663)	—
Payments on term loans	—	—	—	—	—

Cash provided by (used in) financing activities	387,284	(3,397)	(98,683)	(28,663)	256,541

Increase (decrease) in cash and cash equivalents	—	—	(33,986)	166	(33,820)
Cash and cash equivalents, beginning of period	—	—	35,171	—	35,171

Cash and cash equivalents, end of period	$—	$—	$1,185	$166	$1,351

CONDENSED STATEMENTS OF INCOME
Year Ended December 31, 2003

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$500,555	$—	$—	$500,555
Cost of coal sales	6,658	—	386,182	—	—	392,840
Depreciation, depletion and amortization	—	—	63,053	—	—	63,053
Selling, general and administrative	15,686	—	—	—	—	15,686

	22,344	—	449,235	—	—	471,579
Income from equity investment	69,679	—	—	19,707	(69,679)	19,707
Other operating income	13,722	—	305	—	—	14,027

	83,401	—	305	19,707	(69,679)	33,734
Income from operations	61,057	—	51,625	19,707	(69,679)	62,710
Interest expense	(43,003)	(25,225)	(13)	—	23,560	(44,681)
Interest income primarily from Arch Coal, Inc.	14,613	23,560	25	—	(23,560)	14,638

	(28,390)	(1,665)	12	—	—	(30,043)
Other non-operating expense	(11,671)	—	—	—	—	(11,671)
Income before cumulative effect	20,996	(1,665)	51,637	19,707	(69,679)	20,996
Cumulative effect of accounting change	(18,278)	—	—	—	—	(18,278)

Net income (loss)	$2,718	$(1,665)	$51,637	$19,707	$(69,679)	$2,718

CONDENSED STATEMENTS OF CASH FLOWS (RESTATED)
Year Ended December 31, 2003

			Guarantor	Non—Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(16,049)	$8,038	$137,056	$—	$129,045
Investing Activities
Capital expenditures	—	—	(27,322)	—	(27,322)
Increase in Receivable from Arch Coal, Inc.	(62,688)	—	—	—	(62,688)
Proceeds from dispositions of capital assets	—	—	7	—	7
Additions to prepaid royalties	—	—	(12,703)	—	(12,703)

Cash used in investing activities	(62,688)	—	(40,018)	—	(102,706)

Financing Activities
Proceeds from issuance of senior notes	—	700,000	—	—	700,000
Debt financing costs	(16,417)	—	—	—	(16,417)
Transactions with affiliates, net	769,960	(708,038)	(61,922)	—	—
Payments on term loans	(675,000)	—	—	—	(675,000)

Cash provided by (used in) financing activities	78,543	(8,038)	(61,922)	—	8,583

Increase (decrease) in cash and cash equivalents	(194)	—	35,116	—	34,922
Cash and cash equivalents, beginning of period	194	—	55	—	249

Cash and cash equivalents, end of period	$—	$—	$35,171	$—	$35,171

ARCH WESTERN RESOURCES, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to Costs	Charged to			Balance at
	Beginning of Year	and Expenses	Other Accounts		Deductions	End of Year
Year Ended Dec. 31, 2005
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$962	$—	$—		$—	$962
Current assets — supplies inventory	12,441	377	—		407	12,411
Year Ended Dec. 31, 2004
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$962	(1)	$—	$962
Current assets — supplies inventory	8,739	999	3,010	(2)	307	12,441
Year Ended Dec. 31, 2003
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	383	—	—		383	0
Current assets — supplies inventory	8,304	622	—		187	8,739

(1)	Represents amounts added as a result of the contribution of North Rochelle.

(2)	Represents amounts added as a result of the consolidation of Canyon Fuel.