Form 10-Q
period 2006-06-30
ARCH WESTERN RESOURCES LLC
filed 2006-08-11
CIK 1255895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 11, 2006, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

 i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)
Revenues
Coal sales	$386,405	$274,700	$748,601	$552,116

Costs, expenses and other
Cost of coal sales	251,276	205,697	503,406	414,801
Depreciation, depletion and amortization	26,853	24,316	50,429	49,835
Selling, general and administrative expenses allocated from Arch Coal, Inc.	6,529	5,192	12,018	10,883
Other operating income, net	(1,391)	(442)	(1,866)	(2,735)

	283,267	234,763	563,987	472,784

Income from operations	103,138	39,937	184,614	79,332

Interest income (expense), net
Interest expense	(18,516)	(17,323)	(36,252)	(33,312)
Interest income primarily from Arch Coal, Inc.	20,642	10,603	36,964	19,383

	2,126	(6,720)	712	(13,929)

Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(2,305)	(3,388)	(5,023)	(6,775)

Income before minority interest	102,959	29,829	180,303	58,628

Minority interest	(7,388)	(7,750)	(20,755)	(10,478)

Net income	$95,571	$22,079	$159,548	$48,150

Net income attributable to redeemable membership interests	$478	$110	$798	$240
Net income attributable to non-redeemable membership interests	$95,093	$21,969	$158,750	$47,910
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$84	$152
Trade receivables	379	111,948
Other receivables	12,922	5,469
Inventories	81,101	98,478
Prepaid royalties	6,847	—
Other	13,223	17,318

Total current assets	114,556	233,365

Property, plant and equipment, net	1,143,550	1,068,159

Other assets
Receivable from Arch Coal, Inc.	1,089,741	869,056
Other	35,020	44,796

Total other assets	1,124,761	913,852

Total assets	$2,382,867	$2,215,376

Liabilities and Membership Interests
Current liabilities
Accounts payable	$93,464	$89,632
Accrued expenses	125,072	111,821

Total current liabilities	218,536	201,453

Long-term debt	959,564	960,247
Asset retirement obligations	141,354	136,092
Accrued postretirement benefits other than pension	28,261	27,016
Accrued workers’ compensation	11,161	11,446
Other noncurrent liabilities	46,647	62,060

Total liabilities	1,405,523	1,398,314

Membership Interests
Minority interest	154,375	133,620
Redeemable membership interests	6,343	5,647
Non-redeemable membership interests	816,626	677,795

Total liabilities and membership interests	$2,382,867	$2,215,376

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
		Restated
	(unaudited)
Operating activities
Net income	$159,548	$48,150
Adjustments to reconcile to cash provided by operating activities
Depreciation, depletion and amortization	50,429	49,835
Prepaid royalties expensed	607	12,726
Net gain on disposition of assets	(89)	(1,687)
Minority interest	20,755	10,478
Other non-operating expense	5,023	6,775
Increase (decrease) resulting from changes in:
Trade receivables	108,090	(30,885)
Inventories	(20,177)	(4,458)
Accounts payable and accrued expense	17,083	(604)
Other	8,500	7,544

Cash provided by operating activities	349,769	97,874

Investing activities
Capital expenditures	(133,186)	(41,961)
Increase in receivable from Arch Coal, Inc.	(216,744)	(46,249)
Proceeds from dispositions of property, plant and equipment	93	1,974
Additions to prepaid royalties	—	(12,456)

Cash used in investing activities	(349,837)	(98,692)

Financing activities
Debt financing costs	—	(51)

Cash used in financing activities	—	(51)

Decrease in cash and cash equivalents	(68)	(869)

Cash and cash equivalents, beginning of period	152	1,351

Cash and cash equivalents, end of period	$84	$482

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the period ended June 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes thereto as of and for the year ended December 31, 2005 included in Arch Western Resources, LLC’s Form 10-K, as amended, as filed with the Securities and Exchange Commission.
     Subsequent to the issuance of the Company’s December 31, 2005 financial statements, the Company’s management determined that certain cash outflows in the Consolidated Statements of Cash Flows should be restated for a reclassification between operating and investing activities for all periods presented to comply with the guidance under Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows.” The change in presentation has no effect on previously reported net income, net income attributable to membership interests, membership interests or net change in cash. The change also has no effect on the consolidated financial statements of Arch Coal.
     Arch Coal manages the Company’s cash transactions. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in a receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. The Company previously reported changes in the account as operating cash outflows, and management has concluded it is more appropriate to classify these amounts as investing cash outflows. As a result, cash provided from operating activities and cash used in investing activities are both $46.2 million higher than previously stated for the six months ended June 30, 2005.
2. Recent Accounting Pronouncements
     On January 1, 2006, the Company adopted the Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory extracted during the period the stripping costs are incurred. Historically, the Company had associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The effect of adopting EITF 04-6 was a reduction of $37.6 million and $2.0 million of inventory and deferred development cost, respectively, with a corresponding decrease to membership interests of $39.6 million. In the future, it is expected that this accounting change will introduce volatility into the Company’s results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three and six months ended June 30, 2006, decreases in pit inventory resulted in net income that was $3.5 million and $10.1 million higher, respectively, than it would have been under the Company’s previous methodology of accounting for pit inventory.
3. Insurance Recovery
     The West Elk mine in Colorado (in the Company’s Western Bituminous segment) was idled during the first quarter of 2006 due to a combustion-related event. The Company recorded preliminary insurance recoveries related to the event of $10.0 million and $20.0 million during the three months and six months ended June 30, 2006, respectively. The insurance recoveries are reflected as a reduction of cost of coal sales on the Condensed Consolidated Statement of Income.
4. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2006	2005
	(in thousands)
Coal	$26,095	$49,144
Repair parts and supplies	55,006	49,334

	$81,101	$98,478

     The decrease in coal inventories is primarily the result of the implementation of EITF 04-6 discussed in Note 2, “Recent Accounting Pronouncements” as of January 1, 2006.
5. Comprehensive Income
     The following table presents comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Net income	$95,571	$22,079	$159,548	$48,150
Other comprehensive income	16,836	4,907	19,554	9,633

Total comprehensive income	$112,407	$26,986	$179,102	$57,783

     Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members. Other comprehensive income for the three and six month periods ended June 30, 2006 and 2005 consists of a reversal of the additional minimum pension liability allocated by Arch Coal and losses previously deferred upon termination of hedge accounting for certain interest rate swaps.
6. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal at a 0.75% discount. The Company retains the obligation for any potential loss related to uncollectible accounts or obligations related to the receivables. Under the program, the Company sold $414.9 million of trade accounts receivable to Arch Coal since inception, at a total discount of $3.2 million.
     Arch Coal manages the Company’s cash transactions. Amounts owed between the Company and Arch Coal that are not considered a distribution or a contribution are recorded in an Arch Coal receivable account. At June 30, 2006 and December 31, 2005, the receivable from Arch Coal was $1.1 billion and $869.1 million, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the three month periods ended June 30, 2006 and 2005 was $20.5 million and $10.6 million, respectively, and for the six month periods ended June 30, 2006 and 2005 was $36.6 million and $19.4 million, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the Condensed Consolidated Balance Sheets as long-term.
     For the three month periods ended June 30, 2006 and 2005, the Company incurred production royalties of $11.0 million and $6.2 million, respectively, payable to Arch Coal under sublease agreements. For the six month periods ended June 30, 2006 and 2005, the Company incurred production royalties of $21.1 million and $8.6 million, respectively.
     Arch Coal charges the Company selling, general and administrative services fees. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $6.5 million and $5.2 million for the three month periods ended June 30, 2006 and 2005, respectively, and $12.0 million and $10.9 million for the six month periods ended June 30, 2006 and 2005, respectively.
7. Segment Information
     The Company produces coal from surface and underground mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in the major low-sulfur coal basins. The Company has two reportable business segments, which are based on the coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming, and the Western Bituminous segment (WBIT), with operations in Colorado and Utah.
     Operating segment results for the three and six months ended June 30, 2006 and 2005 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, land management, other support functions, and the elimination of intercompany transactions.

	Three Months Ended June 30, 2006
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(in thousands)
Coal sales	$276,054	$110,351	$—	$386,405
Income from operations	70,499	40,509	(7,870)	103,138
Total assets	1,454,686	1,784,718	(856,537)	2,382,867
Depreciation, depletion and amortization	15,666	11,187	—	26,853
Capital expenditures	30,052	42,038	—	72,090

	Three Months Ended June 30, 2005
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(in thousands)
Coal sales	$169,666	$105,034	$—	$274,700
Income from operations	17,924	26,746	(4,733)	39,937
Total assets	1,182,995	1,701,858	(808,338)	2,076,515
Depreciation, depletion and amortization	15,626	8,690	—	24,316
Capital expenditures	8,507	11,541	—	20,048

	Six Months Ended June 30, 2006
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(in thousands)
Coal sales	$528,443	$220,158	$—	$748,601
Income from operations	132,712	66,222	(14,320)	184,614
Depreciation, depletion and amortization	30,264	20,165	—	50,429
Capital expenditures	69,207	63,979	—	133,186

	Six Months Ended June 30, 2005
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(in thousands)
Coal sales	$349,373	$202,743	$—	$552,116
Income from operations	51,584	39,106	(11,358)	79,332
Depreciation, depletion and amortization	32,815	17,020	—	49,835
Capital expenditures	16,998	24,963	—	41,961

     Reconciliation of segment income from operations to consolidated income before minority interest:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Income from operations	$103,138	$39,937	$184,614	$79,332
Interest expense	(18,516)	(17,323)	(36,252)	(33,312)
Interest income	20,642	10,603	36,964	19,383
Other non-operating expense	(2,305)	(3,388)	(5,023)	(6,775)

Income before minority interest	$102,959	$29,829	$180,303	$58,628

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

Balance Sheets
June 30, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Cash and cash equivalents	$—	$—	$77	$7	$—	$84
Trade accounts receivable	—	—	—	379	—	379
Other receivables	528	—	10,912	1,482	—	12,922
Inventories	—	—	51,512	29,589	—	81,101
Prepaid royalties	—	—	2,032	4,815	—	6,847
Other current assets	2,496	2,147	3,654	4,926	—	13,223

Total current assets	3,024	2,147	68,187	41,198	—	114,556

Property, plant and equipment, net	—	—	814,455	329,095	—	1,143,550

Investment in subsidiaries	1,772,047	—	—		(1,772,047)	—
Receivable from Arch Coal	1,071,875	—	13	17,853	—	1,089,741
Intercompanies	(1,829,141)	975,212	801,384	52,545	—	—
Other	1,713	12,835	23,232	(2,760)	—	35,020

Total other assets	1,016,494	988,047	824,629	67,638	(1,772,047)	1,124,761

Total assets	$1,019,518	$990,194	$1,707,271	$437,931	$(1,772,047)	$2,382,867

Accounts payable	11,612	—	60,411	21,441	—	93,464
Accrued expenses	6,629	32,062	76,735	9,646	—	125,072

Total current liabilities	18,241	32,062	137,146	31,087	—	218,536

Long-term debt	—	959,564	—	—	—	959,564
Asset retirement obligations	—	—	131,051	10,303	—	141,354
Accrued postretirement benefits other than pension	16,662	—	2,485	9,114	—	28,261
Accrued workers’ compensation	6,120	—	1,345	3,696	—	11,161
Other noncurrent liabilities	1,151	—	33,856	11,640	—	46,647

Total liabilities	42,174	991,626	305,883	65,840	—	1,405,523

Minority interest	154,375	—	—	—	—	154,375

Redeemable membership interests	6,343	—		—	—	6,343
Non-redeemable membership interests	816,626	(1,432)	1,401,388	372,091	(1,772,047)	816,626

Total liabilities, redeemable membership interests and non-redeemable membership interests	$1,019,518	$990,194	$1,707,271	$437,931	$(1,772,047)	$2,382,867

Statements of Operations
Three Months Ended June 30, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Coal sales revenues	$—	$—	$315,888	$70,517	$—	$386,405
Cost of coal sales	1,391	—	202,677	47,208	—	251,276
Depreciation, depletion and amortization	—	—	20,820	6,033	—	26,853
Selling, general and administrative expenses allocated from Arch Coal	6,529	—	—	—	—	6,529
Other operating income	(50)	—	(722)	(619)	—	(1,391)

	7,870	—	222,775	52,622	—	283,267

Income from equity investment	111,681	—	—	—	(111,681)	—

Income from operations	103,811	—	93,113	17,895	(111,681)	103,138
Interest expense	(18,717)	(15,271)	(78)	(481)	16,031	(18,516)
Interest income primarily from Arch Coal	20,170	16,031	137	335	(16,031)	20,642

	1,453	760	59	(146)	—	2,126
Other non-operating expense	(2,305)	—	—	—	—	(2,305)
Minority interest	(7,388)	—	—	—	—	(7,388)

Net income	$95,571	$760	$93,172	$17,749	$(111,681)	$95,571

Statements of Operations
Six Months Ended June 30, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Coal sales revenues	$—	$—	$578,893	$169,708	$—	$748,601
Cost of coal sales	2,370	—	394,803	106,233	—	503,406
Depreciation, depletion and amortization	—	—	38,526	11,903	—	50,429
Selling, general and administrative expenses allocated from Arch Coal	12,018	—	—	—	—	12,018
Other operating income	(68)	—	(1,010)	(788)	—	(1,866)

	14,320	—	432,319	117,348	—	563,987

Income from equity investment	199,685	—	—	—	(199,685)	—

Income from operations	185,365	—	146,574	52,360	(199,685)	184,614
Interest expense	(36,149)	(30,772)	(349)	(1,011)	32,029	(36,252)
Interest income primarily from Arch Coal	36,110	32,029	258	596	(32,029)	36,964

	(39)	1,257	(91)	(415)	—	712

Other non-operating expense	(5,023)	—	—	—	—	(5,023)
Minority interest	(20,755)	—	—	—	—	(20,755)

Net income	$159,548	$1,257	$146,483	$51,945	$(199,685)	$159,548

Statements of Cash Flows
Six Months Ended June 30, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
Operating Activities
Cash provided by operating activities	$71,919	$1,654	$189,093	$87,103	$349,769
Investing Activities
Increase in receivable from Arch Coal	(198,878)	—	(13)	(17,853)	(216,744)
Capital expenditures	—	—	(75,730)	(57,456)	(133,186)
Proceeds from dispositions of capital assets	—	—	—	93	93

Cash used in investing activities	(198,878)	—	(75,743)	(75,216)	(349,837)

Financing Activities
Transactions with affiliates, net	126,959	(1,654)	(113,399)	(11,906)	—

Cash provided by (used in) financing activities	126,959	(1,654)	(113,399)	(11,906)	—

Decrease in cash and cash equivalents	—	—	(49)	(19)	(68)
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$77	$7	$84

Balance Sheets
December 31, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$126	$26	$—	$152
Trade accounts receivable	87,012	—	31	24,905	—	111,948
Other receivables	1,072	—	673	3,724	—	5,469
Inventories	—	—	78,993	19,485	—	98,478
Other current assets	6,947	2,146	3,212	5,013	—	17,318

Total current assets	95,031	2,146	83,035	53,153	—	233,365

Property, plant and equipment, net	—	—	778,945	289,214	—	1,068,159

Investment in subsidiaries	1,604,489	—	—	—	(1,604,489)	—
Receivable from Arch Coal	869,056	—	—	—	—	869,056
Intercompanies	(1,702,182)	973,558	687,985	40,639	—	—
Other	1,865	13,916	25,210	3,805	—	44,796

Total other assets	773,228	987,474	713,195	44,444	(1,604,489)	913,852

Total assets	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Accounts payable	18,499	—	51,980	19,153	—	89,632
Accrued expenses	3,862	32,063	67,919	7,977	—	111,821

Total current liabilities	22,361	32,063	119,899	27,130	—	201,453

Long-term debt	—	960,247	—	—	—	960,247
Asset retirement obligations	—	—	126,255	9,837	—	136,092
Accrued postretirement benefits other than pension	15,826	—	2,486	8,704	—	27,016
Accrued workers’ compensation	5,947	—	1,325	4,174	—	11,446
Other noncurrent liabilities	7,063	—	35,748	19,249	—	62,060

Total liabilities	51,197	992,310	285,713	69,094	—	1,398,314

Minority interest	133,620	—	—	—	—	133,620

Redeemable membership interests	5,647	—	—	—	—	5,647
Non-redeemable membership interests	677,795	(2,690)	1,289,462	317,717	(1,604,489)	677,795

Total liabilities, redeemable membership interests and non-redeemable membership interests	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Statements of Operations
Three Months Ended June 30, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Coal sales revenues	$—	$—	$209,479	$65,221	$—	$274,700
Cost of coal sales	42	—	163,729	41,926	—	205,697
Depreciation, depletion and amortization	—	—	19,774	4,542	—	24,316
Selling, general and administrative expenses allocated from Arch Coal	5,192	—	—	—	—	5,192
Other operating income	(25)	—	(357)	(60)	—	(442)

	5,209	—	183,146	46,408	—	234,763

Income from equity investment	43,859	—	—	—	(43,859)	—

Income from operations	38,650	—	26,333	18,813	(43,859)	39,937
Interest expense	(16,036)	(15,873)	(1,446)	—	16,032	(17,323)
Interest income primarily from Arch Coal	10,603	16,032	—	—	(16,032)	10,603

	(5,433)	159	(1,446)	—	—	(6,720)
Other non-operating expense	(3,388)	—	—	—	—	(3,388)
Minority interest	(7,750)	—	—	—	—	(7,750)

Net income	$22,079	$159	$24,887	$18,813	$(43,859)	$22,079

Statements of Operations
Six Months Ended June 30, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
Coal sales revenues	$—	$—	$428,253	$123,863	$—	$552,116
Cost of coal sales	980	—	321,385	92,436	—	414,801
Depreciation, depletion and amortization	—	—	41,064	8,771	—	49,835
Selling, general and administrative expenses allocated from Arch Coal	10,883	—	—	—	—	10,883
Other operating income	(30)	—	(2,308)	(397)	—	(2,735)

	11,833	—	360,141	100,810	—	472,784

Income from equity investment	89,865	—	—	—	(89,865)	—

Income from operations	78,032	—	68,112	23,053	(89,865)	79,332
Interest expense	(32,012)	(31,866)	(1,446)	—	32,012	(33,312)
Interest income primarily from Arch Coal	19,383	32,012	—	—	(32,012)	19,383

	(12,629)	146	(1,446)	—	—	(13,929)
Other non-operating expense	(6,775)	—	—	—	—	(6,775)
Minority interest	(10,478)	—	—	—	—	(10,478)

Net income	$48,150	$146	$66,666	$23,053	$(89,865)	$48,150

Statements of Cash Flows (Restated)
Six Months Ended June 30, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
			(unaudited)
Operating Activities
Cash provided by (used in) operating activities	$(47,015)	$(721)	$121,110	$24,500	$97,874
Investing Activities		—
Increase in receivable from Arch Coal	(46,249)	—			(46,249)
Capital expenditures	—	—	(26,514)	(15,447)	(41,961)
Proceeds from dispositions of capital assets	—	—	1,971	3	1,974
Additions to prepaid royalties	—	—	(12,456)	—	(12,456)

Cash used in investing activities	(46,249)	—	(36,999)	(15,444)	(98,692)

Financing Activities
Debt financing costs	(51)	—	—	—	(51)
Transactions with affiliates, net	93,315	721	(84,835)	(9,201)	—

Cash provided by (used in) financing activities	93,264	721	(84,835)	(9,201)	(51)

Decrease in cash and cash equivalents	—	—	(724)	(145)	(869)
Cash and cash equivalents, beginning of period	—	—	1,185	166	1,351

Cash and cash equivalents, end of period	$—	$—	$461	$21	$482

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Part II, Item 1A of the Quarterly Reports on Form 10-Q that we have filed during the interim period.
Executive Overview
     Increased price realizations in both segments resulted in improved operating results during the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. We achieved those results despite rail bottlenecks and weak near-term market conditions. See further discussion of realizations in “Results of Operations.” During the second quarter of 2006, we began production at our Coal Creek surface mine in Wyoming and our Skyline longwall mine in Utah and took steps to manage our ongoing operating costs. See further discussions of our capital spending program in “Liquidity and Capital Resources” and our operating margins in “Results of Operations.”
     We have a significant percentage of our coal under sales contracts signed in earlier periods, when market conditions were weaker than those existing at the end of the second quarter of 2006. Within the next several years, a majority of these commitments will expire, and we expect to reprice volumes based on market conditions existing at that time. Although a mild winter and spring have weakened near-term market conditions in 2006, we believe strong domestic and global demand growth for coal will positively influence future coal prices. We believe that increased electricity demand, the relatively high cost of competing fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Overall, we expect the continuing expiration of below-market contracts, the impact of starting our Coal Creek and Skyline mines to have a favorable impact on our 2006 annual financial results.
Results of Operations
Items Affecting Comparability of Reported Results
     The idling of our West Elk mine in Colorado during the first quarter of 2006 due to a combustion-related event cost us approximately $30.0 million in lost profits during the first quarter of 2006. We recorded preliminary insurance recoveries related to the event of $10.0 million and $20.0 million during the three months and six months ended June 30, 2006, respectively. The insurance recoveries are reflected as a reduction of cost of coal sales in our Condensed Consolidated Statement of Income.
     On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, we had associated stripping costs at our surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory. The cumulative effect of adoption was to reduce inventory by $37.6 million and deferred development cost by $2.0 million with a corresponding decrease to membership interests of $39.6 million. In the future, we expect that this accounting change will introduce volatility into our results of operations, as cost increases or decreases related to fluctuations in pit inventory will be attributed to tons extracted from the pit. During the three and six months ended June 30, 2006, decreases in pit inventory resulted in net income that was $3.5 million and $10.1 million higher than it would have been under our previous methodology of accounting for pit inventory.
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     The following discussion summarizes our operating results for the three months ended June 30, 2006 and compares those results to our operating results for the three months ended June 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the three months ended June 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the three months ended June 30, 2005:

	Three months ended June 30,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$386,405	$274,700	$111,705	40.7%
Tons sold	28,608	25,718	2,890	11.2%
Coal sales realization per ton sold	$13.51	$10.68	$2.83	26.5%
     The increase in our coal sales from the second quarter of 2005 to the second quarter of 2006 resulted from significantly higher pricing and higher volumes during the second quarter of 2006.
     The following table shows the number of tons sold by operating segment during the three months ended June 30, 2006 and compares those amounts to the comparable information for the three months ended June 30, 2005:

	Three months ended June 30,		Increase (decrease)
	2006	2005	Tons	%
		(Amounts in thousands)
Powder River Basin	24,107	21,040	3,067	14.6%
Western Bituminous Region	4,501	4,678	(177)	(3.8)%

Total	28,608	25,718	2,890	11.2%

     Volume increases in the Powder River Basin are primarily the result of improved rail service experienced during the second quarter of 2006 compared to the second quarter of 2005 and the restart of the Coal Creek mine, which contributed 0.6 million tons to the quarter. At the Western Bituminous Region, the impact of the start-up of the Skyline mine during the second quarter of 2006 was offset by the timing of shipments and a longwall move at another Western Bituminous operation resulting in a slight decrease in tons during the second quarter of 2006 when compared to the second quarter of 2005.
     The following table shows the coal sales price per ton by operating segment during the three months ended June 30, 2006 and compares those amounts to the comparable information for the three months ended June 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the adjusted amounts better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended June 30, 2006 were $0.01 for the Powder River Basin and $2.44 for the Western Bituminous region. For the three months ended June 30, 2005, transportation costs per ton billed to customers were $0.02 for the Powder River Basin and $3.10 for the Western Bituminous region.

	Three months ended June 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.44	$8.04	$3.40	42.3%
Western Bituminous Region	22.08	19.36	2.72	14.1%
     The increase in our coal sales prices resulted from significantly higher base pricing during the second quarter of 2006 when compared to the second quarter of 2005. Improved base pricing is due primarily to the expiration of legacy contracts. As part of the renegotiation of a long-term Powder River Basin contract in the second quarter of 2006, retroactive price adjustments were made related to shipments during the first quarter of 2006. Approximately $10.0 million of the Powder River Basin’s second quarter 2006 coal revenues, or $0.41 per ton, related to these first quarter shipments.

     Operating costs and expenses. The following table summarizes our operating costs and expenses for the three months ended June 30, 2006 and compares those results to the comparable information for the three months ended June 30, 2005:

			Increase (decrease)
	Three months ended June 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Cost of coal sales	$251,276	$205,697	$(45,579)	(22.2)%
Depreciation, depletion and amortization	26,853	24,316	(2,537)	(10.4)%
Selling, general and administrative expenses	6,529	5,192	(1,337)	(25.8)%
Other operating income, net	(1,391)	(442)	949	214.7%

	$283,267	$234,763	$(48,504)	(20.7)%

     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended June 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$2.90	$0.84	$2.06	245.2%
Western Bituminous Region	8.85	5.78	3.07	53.1%
     Powder River Basin — On a per-ton basis, operating margins for the second quarter of 2006 increased significantly from the second quarter of 2005 due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel and explosive costs during the second quarter of 2006 compared to the second quarter of 2005.
     Western Bituminous Region — Operating margins per ton for the second quarter of 2006 increased from the second quarter of 2005 due to higher per-ton coal sales realizations described above and a $10.0 million partial insurance recovery related to the West Elk combustion-related event.
     Net interest income (expense). The following table summarizes our net interest expense for the three months ended June 30, 2006 and compares that information to the comparable information for the three months ended June 30, 2005:

			Increase (decrease)
	Three months ended June 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Interest expense	$(18,516)	$(17,323)	$(1,193)	(6.9)%
Interest income	20,642	10,603	10,039	94.7%

	$2,126	$(6,720)	$8,846	131.6%

     Interest expense. The increase in interest expense in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 results from the discount on trade accounts receivable sold to Arch Coal, pursuant to Arch Coal’s accounts receivable securitization program, beginning in the first quarter of 2006. See further discussion in “Liquidity and Capital Resources.”
     Interest income. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the three months ended June 30, 2006 as compared to the same period in 2005, including the effect of amounts related to the sale of trade accounts receivable to Arch Coal.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     The following discussion summarizes our operating results for the six months ended June 30, 2006 and compares those results to our operating results for the six months ended June 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the six months ended June 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the six months ended June 30, 2005:

	Six months ended June 30,		Increase (decrease)
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$748,601	$552,116	$196,485	35.6%
Tons sold	54,842	53,634	1,208	2.3%
Coal sales realization per ton sold	$13.65	$10.29	$3.36	32.7%
     The increase in our coal sales from the first half of 2005 to the first half of 2006 resulted primarily from significantly higher base pricing received during the first half of 2006 .
     The following table shows the number of tons sold by operating segment during the six months ended June 30, 2006 and compares those amounts to the comparable information for the six months ended June 30, 2005:

	Six months ended June 30,		Increase (decrease)
	2006	2005	Tons	%
	(Amounts in thousands)
Powder River Basin	46,281	44,157	2,124	4.81%
Western Bituminous Region	8,561	9,477	(916)	(9.7)%

Total	54,842	53,634	1,208	2.3%

     The volume increase in the Powder River Basin due to improved railroad transportation during the six months ended June 30, 2006 compared to June 30, 2005. The decrease in Western Bituminous volumes during the first six months of 2006 compared to the first six months of 2005 is primarily the result of the impact of the idling of our West Elk longwall mine due to the combustion-related event discussed previously. The longwall restarted in March 2006 and the mine operated normally during the second quarter of 2006.
     The following table shows the coal sales price per ton by operating segment during the six months ended June 30, 2006 and compares those amounts to the comparable information for the six months ended June 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the adjusted amounts better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the six months ended June 30, 2006 were $0.03 for the Powder River Basin and $3.05 for the Western Bituminous region. For the six months ended June 30, 2005, transportation costs per ton billed to customers were $0.03 for the Powder River Basin and $3.19 for the Western Bituminous region.

	Six months ended June 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.39	$7.88	$3.51	44.5%
Western Bituminous Region	22.66	18.21	4.45	24.4%
     The increase in our coal sales prices resulted from significantly higher base pricing during the first half of 2006 when compared to the first half of 2005. Improved base pricing is due primarily to the expiration of legacy contracts.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the six months ended June 30, 2006 and compares those results to the comparable information for the six months ended June 30, 2005:

			Increase (decrease)
	Six months ended June 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Cost of coal sales	$503,406	$414,801	$(88,605)	(21.4)%
Depreciation, depletion and amortization	50,429	49,835	(594)	(1.2)%
Selling, general and administrative expenses	12,018	10,883	(1,135)	(10.4)%
Other operating income, net	(1,866)	(2,735)	(869)	(31.8)%

	$563,987	$472,784	$(91,203)	(19.3)%

     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Six months ended June 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$2.85	$1.12	$1.73	154.5%
Western Bituminous Region	7.64	4.12	3.52	85.4%
     Powder River Basin — On a per-ton basis, operating margins for the first six months of 2006 increased significantly from the first six months of 2005 primarily due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher diesel and explosive costs during the first six months of 2006 compared to the first six months of 2005.
     Western Bituminous Region —Operating margins per ton for the first half of 2006 increased from the first half of 2005 due to higher per-ton coal sales realizations described above partially offset by the impact during the first quarter of the West Elk idling due to the combustion-related event, net of the partial insurance recoveries of $20.0 million.
     Net interest income (expense). The following table summarizes our net interest expense for the six months ended June 30, 2006 and compares that information to the comparable information for the six months ended June 30, 2005:

			Increase (decrease)
	Six months ended June 30,		in Net Income
	2006	2005	$	%
	(Amounts in thousands)
Interest expense	$(36,252)	$(33,312)	$(2,940)	(8.8)%
Interest income	36,964	19,383	17,581	90.7%

	$712	$(13,929)	$14,641	105.1%

     Interest expense. The increase in interest expense in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 results from the discount on trade accounts receivable sold to Arch Coal.
     Interest income. The increase in interest income results primarily from a higher average receivable balance in the six months ended June 30, 2006 as compared to the same period in 2005, including the effect of amounts related to the sale of trade accounts receivable to Arch Coal.
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
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal at a 0.75% discount. We retain the obligation for any potential loss related to uncollectible accounts or obligations related to the receivables. Under the program, we sold $414.9 million of trade accounts receivable to Arch Coal in the first six months of 2006, at a total discount of $3.2 million.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six months ended June 30,
	2006	2005
		Restated
	(in thousands)
Cash provided by (used in):
Operating activities	$349,769	$97,874
Investing activities	(349,837)	(98,692)
Financing activities	—	(51)
     We have restated our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 to reclassify changes in the Receivable from Arch Coal, Inc. from “operating activities” to “investing activities”. See further discussion in Note 1 to the Condensed Consolidated Financial Statements for further discussion.

     Cash provided by operating activities increased $251.9 million in the 2006 quarter compared to the 2005 quarter primarily as a result of the sale of our trade accounts receivable to Arch Coal, and our improved operating results.
     Cash used in investing activities in 2006 was $251.1 million higher in the 2006 quarter than in 2005 quarter, primarily due to the sale of our trade accounts receivable and increased capital expenditures. We make capital expenditures to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Higher spending at our Powder River Basin operations related to the restarting of the Coal Creek mine and costs relating to the purchase of a replacement longwall at the Canyon Fuel operations in the Western Bituminous Region resulted in the majority of the increase in capital expenditures in the first half of 2006 compared to the first half of 2005. Offsetting the capital expenditure increase is an advance lease payment to Arch Coal of $10.0 million in 2005, which is no longer required under a renegotiated lease agreement.
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
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of the Quarterly Reports on From 10-Q that we have filed during the interim period are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition or results of operations could be materially adversely affected.
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

August 11, 2006