Form 10-Q
period 2006-09-30
ARCH WESTERN RESOURCES LLC
filed 2006-11-14
CIK 1255895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At November 10, 2006, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(unaudited)
Revenues
Coal sales	$369,730	$291,286	$1,118,331	$843,402

Costs, expenses and other
Cost of coal sales	270,178	212,183	773,584	626,984
Depreciation, depletion and amortization	27,860	28,032	78,289	77,868
Selling, general and administrative expenses allocated from Arch Coal, Inc.	5,087	5,741	17,105	16,623
Other operating income, net	(1,437)	(835)	(3,303)	(3,571)

	301,688	245,121	865,675	717,904

Income from operations	68,042	46,165	252,656	125,498

Interest income (expense), net
Interest expense	(18,197)	(16,297)	(54,449)	(49,609)
Interest income primarily from Arch Coal, Inc.	22,108	11,909	59,072	31,292

	3,911	(4,388)	4,623	(18,317)

Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(1,635)	(3,195)	(6,658)	(9,970)

Income before minority interest	70,318	38,582	250,621	97,211

Minority interest	(2,410)	(4,593)	(23,165)	(15,072)

Net income	$67,908	$33,989	$227,456	$82,139

Net income attributable to redeemable membership interests	$340	$170	$1,138	$410
Net income attributable to non-redeemable membership interests	$67,568	$33,819	$226,318	$81,729
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$151	$152
Trade receivables	576	111,948
Other receivables	13,399	5,469
Inventories	90,035	98,478
Prepaid royalties	4,163	—
Other	16,982	17,318

Total current assets	125,306	233,365

Property, plant and equipment, net	1,151,153	1,068,159

Other assets
Receivable from Arch Coal, Inc.	1,127,619	869,056
Other	49,757	44,796

Total other assets	1,177,376	913,852

Total assets	$2,453,835	$2,215,376

Liabilities and Membership interests
Current liabilities
Accounts payable	$100,183	$89,632
Accrued expenses	109,247	111,821

Total current liabilities	209,430	201,453

Long-term debt	959,222	960,247
Asset retirement obligations	143,751	136,092
Accrued postretirement benefits other than pension	29,219	27,016
Accrued workers’ compensation	11,342	11,446
Other noncurrent liabilities	51,593	62,060

Total liabilities	1,404,557	1,398,314

Membership interests
Minority interest	156,785	133,620
Redeemable membership interests	6,690	5,647
Non-redeemable membership interests	885,803	677,795

Total liabilities and membership interests	$2,453,835	$2,215,376

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
		RESTATED
	(unaudited)
Operating activities
Net income	$227,456	$82,139
Adjustments to reconcile to cash provided by operating activities
Depreciation, depletion and amortization	78,289	77,868
Prepaid royalties expensed	3,320	12,776
Net gain on disposition of assets	(89)	(1,853)
Minority interest	23,165	15,072
Other non-operating expense	6,658	9,970
Changes in assets and liabilities:
Receivables	103,442	(34,029)
Inventories	(29,111)	(13,509)
Accounts payable and accrued expense	7,977	(3,129)
Other	4,040	9,744

Cash provided by operating activities	425,147	155,049

Investing activities
Capital expenditures	(170,678)	(78,588)
Increase in receivable from Arch Coal, Inc.	(254,640)	(67,388)
Proceeds from dispositions of property, plant and equipment	185	2,150
Additions to prepaid royalties	—	(12,456)

Cash used in investing activities	(425,133)	(156,282)

Financing activities
Debt financing costs	(15)	(67)

Cash used in financing activities	(15)	(67)

Decrease in cash and cash equivalents	(1)	(1,300)

Cash and cash equivalents, beginning of period	152	1,351

Cash and cash equivalents, end of period	$151	$51

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations, but are subject to any year-end adjustments that may be necessary. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, as amended, as filed with the U.S. Securities and Exchange Commission.
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
     Arch Coal manages the Company’s cash transactions. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in a receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. The Company previously reported changes in the account as operating cash outflows, and management has concluded it is more appropriate to classify these amounts as investing cash outflows. As a result, cash provided from operating activities and cash used in investing activities are both $67.4 million higher than previously stated for the nine months ended September 30, 2005.
2. Accounting Pronouncements
     On January 1, 2006, the Company adopted the Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”). EITF 04-6 applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under EITF 04-6, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory extracted during the period the stripping costs are incurred. Historically, the Company had associated stripping costs at its surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The effect of adopting EITF 04-6 was a reduction of $37.6 million and $2.0 million of inventory and deferred development costs, respectively, with a corresponding decrease to membership interests of $39.6 million. This accounting change creates volatility in the Company’s results of operations, as cost increases or decreases related to fluctuations in pit inventory can only be attributed to tons extracted from the pit. During the three and nine months ended September 30, 2006, decreases in pit inventory resulted in net income that was $5.7 million and $15.8 million higher, respectively, than it would have been under the Company’s previous methodology of accounting for pit inventory.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 is effective prospectively for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is still analyzing Statement No. 157 to determine what the impact of adoption will be.
3. Insurance Recovery
     A combustion-related event in October 2005 caused the idling of the Company’s West Elk mine in Colorado into the first quarter of 2006, which cost the Company approximately $30.0 million in lost profits during the first quarter of 2006. The Company recorded insurance recoveries related to the event of $10.0 million and $30.0 million during the three and nine months ended September 30, 2006, respectively. The insurance recoveries are reflected as a reduction of cost of coal sales in the accompanying Condensed Consolidated Statements of Income.
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Coal	$27,558	$49,144
Repair parts and supplies	62,477	49,334

	$90,035	$98,478

     The decrease in coal inventories is primarily the result of the implementation of EITF 04-6 discussed in Note 2, “Accounting Pronouncements” as of January 1, 2006, partially offset by an increase in coal inventories primarily at the Western Bituminous segment’s operations. The increase in repair parts and supplies is primarily the result of an increase in tire inventories and higher costs associated with materials and supplies.
5. Comprehensive Income
     The following table presents comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net income	$67,908	$33,989	$227,456	$82,139
Other comprehensive income	1,635	6,031	21,189	15,664

Total comprehensive income	$69,543	$40,020	$248,645	$97,803

     Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members. Other comprehensive income during the three and nine month periods ended September 30, 2006 and 2005 includes the reclassification into net income of losses previously deferred upon termination of hedge accounting for certain interest rate swaps. The nine months ended September 30, 2006 contains a reversal of $14.5 million of the additional minimum pension liability allocated by Arch Coal due to a settlement event at Arch Coal.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“Statement No. 158”). Effective December 31, 2006, Statement No. 158 will require Arch Coal to recognize the overfunded or underfunded status of its defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status though comprehensive income when they occur. The Company will record its allocated portion of the asset or liability with a corresponding impact on other comprehensive income.
6. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal at a 0.75% discount. The Company retains the obligation for any potential loss related to uncollectible accounts or obligations related to the receivables. Under the program, the Company sold $1.1 billion of trade accounts receivable to Arch Coal since inception, at a total discount of $7.9 million.

     Arch Coal manages the Company’s cash transactions. Amounts owed between the Company and Arch Coal that are not considered a distribution or a contribution are recorded in an Arch Coal receivable account. At September 30, 2006 and December 31, 2005, the receivable from Arch Coal was $1.1 billion and $869.1 million, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the three month periods ended September 30, 2006 and 2005 was $21.9 million and $11.9 million, respectively, and for the nine month periods ended September 30, 2006 and 2005 was $58.5 million and $31.3 million, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified as long-term on the Condensed Consolidated Balance Sheets.
     For the three month periods ended September 30, 2006 and 2005, the Company incurred production royalties of $10.2 million and $6.9 million, respectively, payable to Arch Coal under sublease agreements. For the nine month periods ended September 30, 2006 and 2005, the Company incurred production royalties of $31.3 million and $15.5 million, respectively.
     Arch Coal charges the Company selling, general and administrative services fees. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $5.1 million and $5.7 million for the three month periods ended September 30, 2006 and 2005, respectively, and $17.1 million and $16.6 million for the nine month periods ended September 30, 2006 and 2005, respectively.
7. Segment Information
     The Company produces coal from surface and underground mines for sale to utility, industrial and export markets. The Company operates only in the United States, with mines in two of the major low-sulfur coal basins. The Company has two reportable business segments, which are based on the coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming, and the Western Bituminous segment (WBIT), with operations in Utah, Colorado and Southern Wyoming.
     Operating segment results for the three and nine months ended September 30, 2006 and 2005 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes overhead, land management, other support functions, and the elimination of intercompany transactions.

	Three Months Ended September 30, 2006
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(in thousands)
Coal sales	$256,759	$112,971	$—	$369,730
Income from operations	46,830	28,314	(7,102)	68,042
Total assets	1,522,347	1,789,082	(857,594)	2,453,835
Depreciation, depletion and amortization	15,628	12,232	—	27,860
Capital expenditures	6,852	30,640	—	37,492

	Three Months Ended September 30, 2005
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(in thousands)
Coal sales	$184,292	$106,994	$—	$291,286
Income from operations	23,062	28,882	(5,779)	46,165
Total assets	1,213,821	1,716,482	(806,249)	2,124,054
Depreciation, depletion and amortization	16,177	11,855	—	28,032
Capital expenditures	13,330	23,295	2	36,627

	Nine Months Ended September 30, 2006
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(in thousands)
Coal sales	$785,202	$333,129	$—	$1,118,331
Income from operations	179,542	94,536	(21,422)	252,656
Depreciation, depletion and amortization	45,892	32,397	—	78,289
Capital expenditures	76,059	94,619	—	170,678

	Nine Months Ended September 30, 2005
			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(in thousands)
Coal sales	$533,665	$309,737	$—	$843,402
Income from operations	74,647	67,988	(17,137)	125,498
Depreciation, depletion and amortization	48,993	28,875	—	77,868
Capital expenditures	30,330	48,258	—	78,588
     Reconciliation of segment income from operations to consolidated income before minority interest:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Income from operations	$68,042	$46,165	$252,656	$125,498
Interest expense	(18,197)	(16,297)	(54,449)	(49,609)
Interest income	22,108	11,909	59,072	31,292
Other non-operating expense	(1,635)	(3,195)	(6,658)	(9,970)

Income before minority interest	$70,318	$38,582	$250,621	$97,211

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

Balance Sheets (unaudited)
September 30, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$98	$53	$—	$151
Trade accounts receivable	—	—	—	576	—	576
Other receivables	886	—	11,352	1,161	—	13,399
Inventories	—	—	57,651	32,384	—	90,035
Prepaid royalties	—	—	(621)	4,784	—	4,163
Other current assets	2,612	2,159	5,060	7,151	—	16,982

Total current assets	3,498	2,159	73,540	46,109	—	125,306

Property, plant and equipment, net	—	—	810,936	340,217	—	1,151,153
Investment in subsidiaries	1,846,493	—	—	—	(1,846,493)	—
Receivable from Arch Coal, Inc.	1,109,656	—	469	17,494	—	1,127,619
Intercompanies	(1,871,201)	960,006	885,128	26,067	—	—
Other	3,728	12,298	29,234	4,497	—	49,757

Total other assets	1,088,676	972,304	914,831	48,058	(1,846,493)	1,177,376

Total assets	$1,092,174	$974,463	$1,799,307	$434,384	$(1,846,493)	$2,453,835

Accounts payable	10,187	—	75,337	14,659	—	100,183
Accrued expenses	8,040	16,031	75,027	10,149	—	109,247

Total current liabilities	18,227	16,031	150,364	24,808	—	209,430
Long-term debt	—	959,222	—	—	—	959,222
Accrued postretirement benefits other than pension	17,481	—	2,485	9,253	—	29,219
Asset retirement obligations	—	—	133,214	10,537	—	143,751
Accrued workers’ compensation	6,212	—	1,378	3,752	—	11,342
Other noncurrent liabilities	976	—	41,284	9,333	—	51,593

Total liabilities	42,896	975,253	328,725	57,683	—	1,404,557

Minority interest	156,785	—	—	—	—	156,785
Redeemable equity interests	6,690	—	—	—	—	6,690
Non-redeemable members’ equity	885,803	(790)	1,470,582	376,701	(1,846,493)	885,803

Total liabilities, redeemable membership interests and non-redeemable membership interests	$1,092,174	$974,463	$1,799,307	$434,384	$(1,846,493)	$2,453,835

Statements of Operations (unaudited)
Three Months Ended September 30, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$299,278	$70,452	$—	$369,730
Cost of coal sales	—	—	211,449	58,729	—	270,178
Depreciation, depletion and amortization	—	—	20,624	7,236	—	27,860
Selling, general and administrative expenses allocated from Arch Coal	5,087	—	—	—	—	5,087
Other operating income	—	—	(1,165)	(272)	—	(1,437)

	5,087	—	230,908	65,693	—	301,688
Income from equity investment	73,708	—	—	—	(73,708)	—
Income from operations	68,621	—	68,370	4,759	(73,708)	68,042
Interest expense	(18,395)	(15,366)	(57)	(388)	16,009	(18,197)
Interest income, primarily from Arch Coal	21,727	16,009	147	234	(16,009)	22,108

	3,332	643	90	(154)	—	3,911
Other non-operating expense	(1,635)	—	—	—	—	(1,635)
Minority interest	(2,410)	—	—	—	—	(2,410)

Net income (loss)	$67,908	$643	$68,460	$4,605	$(73,708)	$67,908

Statements of Income (unaudited)
Nine Months Ended September 30, 2006
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$878,171	$240,160	$—	$1,118,331
Cost of coal sales	2,370	—	606,252	164,962	—	773,584
Depreciation, depletion and amortization	—	—	59,150	19,139	—	78,289
Selling, general and administrative expenses allocated from Arch Coal	17,105	—	—	—	—	17,105
Other operating income	(68)	—	(2,175)	(1,060)	—	(3,303)

	19,407	—	663,227	183,041	—	865,675

Income from equity investment	273,393	—	—	—	(273,393)	—

Income from operations	253,986	—	214,944	57,119	(273,393)	252,656

Interest expense	(54,544)	(46,138)	(406)	(1,399)	48,038	(54,449)
Interest income, primarily from Arch Coal	57,837	48,038	405	830	(48,038)	59,072

	3,293	1,900	(1)	(569)	—	4,623
Other non-operating expense	(6,658)	—	—	—	—	(6,658)
Minority interest	(23,165)	—	—	—	—	(23,165)

Net income (loss)	$227,456	$1,900	$214,943	$56,550	$(273,393)	$227,456

Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2006
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$67,658	$(13,537)	$290,047	$80,979	$425,147
Investing Activities
Capital expenditures	—	—	(92,555)	(78,123)	(170,678)
Increase in receivable from Arch Coal	(236,677)	—	(469)	(17,494)	(254,640)
Proceeds from dispositions of capital assets	—	—	92	93	185

Cash used in investing activities	(236,677)	—	(92,932)	(95,524)	(425,133)
Financing Activities
Debt financing costs	—	(15)	—	—	(15)
Transactions with affiliates, net	169,019	13,552	(197,143)	14,572	—

Cash provided by (used in) financing activities	169,019	13,537	(197,143)	14,572	(15)

Decrease in cash and cash equivalents	—	—	(28)	27	(1)
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$98	$53	$151

Balance Sheets
December 31, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$126	$26	$—	$152
Trade accounts receivable	87,012	—	31	24,905	—	111,948
Other receivables	1,072	—	673	3,724	—	5,469
Inventories	—	—	78,993	19,485	—	98,478
Other current assets	6,947	2,146	3,212	5,013	—	17,318

Total current assets	95,031	2,146	83,035	53,153	—	233,365

Property, plant and equipment, net	—	—	778,945	289,214	—	1,068,159

Investment in subsidiaries	1,604,489	—	—	—	(1,604,489)	—
Receivable from Arch Coal	869,056	—	—	—	—	869,056
Intercompanies	(1,702,182)	973,558	687,985	40,639	—	—
Other	1,865	13,916	25,210	3,805	—	44,796

Total other assets	773,228	987,474	713,195	44,444	(1,604,489)	913,852

Total assets	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Accounts payable	18,499	—	51,980	19,153	—	89,632
Accrued expenses	3,862	32,063	67,919	7,977	—	111,821

Total current liabilities	22,361	32,063	119,899	27,130	—	201,453
Long-term debt	—	960,247	—	—	—	960,247
Asset retirement obligations	—	—	126,255	9,837	—	136,092
Accrued postretirement benefits other than pension	15,826	—	2,486	8,704	—	27,016
Accrued workers’ compensation	5,947	—	1,325	4,174	—	11,446
Other noncurrent liabilities	7,063	—	35,748	19,249	—	62,060

Total liabilities	51,197	992,310	285,713	69,094	—	1,398,314

Minority interest	133,620	—	—	—	—	133,620
Redeemable membership interests	5,647	—	—	—	—	5,647
Non-redeemable membership interests	677,795	(2,690)	1,289,462	317,717	(1,604,489)	677,795

Total liabilities, redeemable membership interests and non-redeemable membership interests	$868,259	$989,620	$1,575,175	$386,811	$(1,604,489)	$2,215,376

Statements of Operations (unaudited)
Three Months Ended September 30, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$228,429	$62,857	$—	$291,286
Cost of coal sales	586	—	167,436	44,161	—	212,183
Depreciation, depletion and amortization	—	—	20,994	7,038	—	28,032
Selling, general and administrative expenses allocated from Arch Coal	5,741	—	—	—	—	5,741
Other operating income	(72)	—	(608)	(155)	—	(835)

	6,255	—	187,822	51,044	—	245,121

Income from equity investment	52,143	—	—	—	(52,143)	—

Income from operations	45,888	—	40,607	11,813	(52,143)	46,165
Interest expense	(16,020)	(15,801)	(500)	—	16,024	(16,297)
Interest income primarily from Arch Coal	11,909	16,024	—	—	(16,024)	11,909

	(4,111)	223	(500)	—	—	(4,388)
Other non-operating expense	(3,195)	—	—	—	—	(3,195)
Minority interest	(4,593)	—	—	—	—	(4,593)

Net income	$33,989	$223	$40,107	$11,813	$(52,143)	$33,989

Statements of Operations (unaudited)
Nine Months Ended September 30, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$656,682	$186,720	$—	$843,402
Cost of coal sales	1,567	—	488,821	136,596	—	626,984
Depreciation, depletion and amortization	—	—	62,059	15,809	—	77,868
Selling, general and administrative expenses allocated from Arch Coal	16,623	—	—	—	—	16,623
Other operating income	(103)	—	(2,916)	(552)	—	(3,571)

	18,087	—	547,964	151,853	—	717,904

Income from equity investment	142,008	—	—	—	(142,008)	—

Income from operations	123,921	—	108,718	34,867	(142,008)	125,498
Interest expense	(48,032)	(47,667)	(1,946)	—	48,036	(49,609)
Interest income primarily from Arch Coal	31,292	48,036	—	—	(48,036)	31,292

	(16,740)	369	(1,946)	—	—	(18,317)
Other non-operating expense	(9,970)	—	—	—	—	(9,970)
Minority interest	(15,072)	—	—	—	—	(15,072)

Net income	$82,139	$369	$106,772	$34,867	$(142,008)	$82,139

Statements of Cash Flows (RESTATED)
(unaudited)
Nine Months Ended September 30, 2005
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(58,052)	$(16,341)	$186,013	$43,429	$155,049
Investing Activities		—
Capital expenditures	—	—	(46,788)	(31,800)	(78,588)
Increase in receivable from Arch Coal	(67,388)	—	—	—	(67,388)
Proceeds from dispositions of capital assets	—	—	2,147	3	2,150
Additions to prepaid royalties	—	—	(12,456)	—	(12,456)

Cash used in investing activities	(67,388)	—	(57,097)	(31,797)	(156,282)

Financing Activities
Debt financing costs	(67)	—	—	—	(67)
Transactions with affiliates, net	125,507	16,341	(130,057)	(11,791)	—

Cash provided by (used in) financing activities	125,440	16,341	(130,057)	(11,791)	(67)

Decrease in cash and cash equivalents	—	—	(1,141)	(159)	(1,300)
Cash and cash equivalents, beginning of period	—	—	1,185	166	1,351

Cash and cash equivalents, end of period	$—	$—	$44	$7	$51

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
Executive Overview
     Operating results for the third quarter of 2006 reflect higher margins in the Powder River Basin driven primarily by increased price realization. The operating margins for the Western Bituminous region were unfavorably affected by an extended longwall move at our Dugout Canyon mine in Utah during the third quarter of 2006. Increased price realizations in both segments resulted in improved operating results during the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. We achieved those results despite continued rail challenges and weak near-term market conditions. See further discussion of our price realizations in “Results of Operations.” The third quarter of 2006 also reflected a full quarter of production at our Coal Creek surface mine in Wyoming and our Skyline longwall mine in Utah. See further discussions of our capital spending program in “Liquidity and Capital Resources” and our operating margins in “Results of Operations.”
     We have a significant percentage of our coal under sales contracts signed in earlier periods, when market conditions were weaker than those existing in the current market. Within the next several years, a majority of these commitments will expire, and we expect to reprice volumes based on market conditions existing at that time. Although a mild winter and spring have weakened near-term market conditions in 2006, we believe strong domestic and global demand growth for coal along with supply pressures will positively influence future coal prices. We believe that increased electricity demand, the relatively high cost of competing fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
Results of Operations
Items Affecting Comparability of Reported Results
     A combustion-related event in October 2005 caused the idling of our West Elk mine in Colorado into the first quarter of 2006, which cost us approximately $30.0 million in lost profits during the first quarter of 2006. We recorded insurance recoveries related to the event of $10.0 million during the three months ended September 30, 2006 and $30.0 million during the nine months ended September 30, 2006. The insurance recoveries are reflected as a reduction of cost of coal sales in our Condensed Consolidated Statements of Income.
     On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry.” This issue applies to stripping costs incurred in the production phase of a mine for the removal of overburden or waste materials for the purpose of obtaining access to coal that will be extracted. Under the issue, stripping costs incurred during the production phase of the mine are variable production costs that are included in the cost of inventory produced and extracted during the period the stripping costs are incurred. Historically, we had associated stripping costs at our surface mining operations with the cost of tons of coal uncovered and classified such tons uncovered but not yet extracted as coal inventory (pit inventory). The cumulative effect of adoption was to reduce inventory by $37.6 million and deferred development cost by $2.0 million with a corresponding decrease to membership interests of $39.6 million. This accounting change creates volatility in our results of operations, as cost increases or decreases related to fluctuations in pit inventory can only be attributed to tons extracted from the pit. During the three and nine months ended September 30, 2006, decreases in pit inventory resulted in net income that was $5.7 million and $15.8 million higher than it would have been under our previous methodology of accounting for pit inventory.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     The following discussion summarizes our operating results for the three months ended September 30, 2006 and compares those results to our operating results for the three months ended September 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the three months ended September 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the three months ended September 30, 2005:

	Three months ended September 30,		Increase
	2006	2005	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$369,730	$291,286	$78,444	26.9%
Tons sold	28,729	26,702	2,027	7.6%
Coal sales realization per ton sold	$12.87	$10.91	$1.96	18.0%
     The increase in our coal sales from the third quarter of 2005 to the third quarter of 2006 resulted primarily from higher sales prices and increases in Powder River Basin sales volumes. See the regional realization table below for a discussion of changes in regional prices.
     The following table shows the number of tons sold by operating segment during the three months ended September 30, 2006 and compares those amounts to the comparable information for the three months ended September 30, 2005:

	Three months ended September 30,		Increase (decrease)
	2006	2005	Tons	%
		(Amounts in thousands)
Powder River Basin	24,533	22,131	2,402	10.9%
Western Bituminous Region	4,196	4,571	(375)	(8.2)%

Total	28,729	26,702	2,027	7.6%

     Sales volume increased in the Powder River Basin from the restart of the Coal Creek mine and improved rail service during the third quarter of 2006 when compared to the third quarter of 2005. In 2005, we experienced significant disruptions in our rail service from major repair and maintenance work in the Powder River Basin. During the third quarter of 2006, we experienced some shipment disruptions due to ongoing repairs and maintenance on the rail lines, although not of the magnitude experienced in 2005. In the Western Bituminous Region, the 0.4 million tons sold from the Skyline mine during the third quarter of 2006 were offset by the effect of the extended longwall move at the Dugout Canyon mine resulting in a decrease in tons sold during the third quarter of 2006 when compared to the third quarter of 2005.
     The following table shows the coal sales price per ton by operating segment during the three months ended September 30, 2006 and compares those amounts to the comparable information for the three months ended September 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the adjusted amounts better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended September 30, 2006 were $0.01 for the Powder River Basin and $2.71 for the Western Bituminous region. For the three months ended September 30, 2005, transportation costs per ton billed to customers were $0.09 for the Powder River Basin and $2.37 for the Western Bituminous region.

	Three months ended September 30,		Increase
	2006	2005	$	%
Powder River Basin	$10.46	$8.24	$2.22	26.9%
Western Bituminous Region	24.21	21.04	3.17	15.1%

     The increase in our coal sales prices resulted from higher contract pricing during the third quarter of 2006 when compared to the third quarter of 2005, due primarily to the expiration of lower-priced legacy contracts in the Powder River Basin and Western Bituminous Region.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the three months ended September 30, 2006 and compares those results to the comparable information for the three months ended September 30, 2005:

			Increase (decrease)
	Three months ended September 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Cost of coal sales	$270,178	$212,183	$(57,995)	(27.3)%
Depreciation, depletion and amortization	27,860	28,032	172	0.6%
Selling, general and administrative expenses	5,087	5,741	654	11.4%
Other operating income, net	(1,437)	(835)	602	72.1%

	$301,688	$245,121	$(56,567)	(23.1)%

     Cost of coal sales. Cost of coal sales increased from the third quarter of 2005 to the third quarter of 2006 due to higher costs, primarily increased production taxes and coal royalties that we pay as a percentage of coal sales and increased sales volume in the Powder River Basin.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three months ended September 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$1.86	$1.02	$0.84	82.4%
Western Bituminous Region	6.21	6.35	(0.14)	(2.2)%
     Powder River Basin — On a per-ton basis, operating margins for the third quarter of 2006 increased significantly from the third quarter of 2005 due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties, which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher tire, diesel and explosive costs during the third quarter of 2006 compared to the third quarter of 2005.
     Western Bituminous Region — Operating margins per ton for the third quarter of 2006 decreased from the third quarter of 2005 due to the impact of the extended longwall move at our Dugout Canyon mine in the third quarter of 2006. The effect of the longwall move was partially offset by the higher per-ton coal sales realizations and the third quarter of 2006 insurance recovery of $10.0 million related to the West Elk combustion-related event described previously.
     Net interest income (expense). The following table summarizes our net interest expense for the three months ended September 30, 2006 and compares that information to the comparable information for the three months ended September 30, 2005:

			Increase (decrease)
	Three months ended September 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Interest expense	$(18,197)	$(16,297)	$(1,900)	(11.7)%
Interest income	22,108	11,909	10,199	85.6%

	$3,911	$(4,388)	$8,299	189.1%

     Interest expense. The increase in interest expense in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 results from the discount on trade accounts receivable sold to Arch Coal pursuant to Arch Coal’s accounts receivable securitization program. See further discussion in “Liquidity and Capital Resources.”
     Interest income. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the three months ended September 30, 2006 as compared to the same period in 2005, including the effect of amounts related to the sale of trade accounts receivable to Arch Coal.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     The following discussion summarizes our operating results for the nine months ended September 30, 2006 and compares those results to our operating results for the nine months ended September 30, 2005.
     Revenues. The following table summarizes the number of tons we sold during the nine months ended September 30, 2006 and the sales associated with those tons and compares those results to the comparable information for the nine months ended September 30, 2005:

	Nine months ended September 30,		Increase (decrease)
	2006	2005	$	%
		(Amounts in thousands, except per ton data)
Coal sales	$1,118,331	$843,402	$274,929	32.6%
Tons sold	83,571	80,336	3,235	4.0%
Coal sales realization per ton sold	$13.38	$10.50	$2.88	27.4%
     The increase in our coal sales resulted primarily from higher sales prices and increases in Powder River Basin sales volumes during the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. See the regional realization table below for a discussion of changes in regional prices.
     The following table shows the number of tons sold by operating segment during the nine months ended September 30, 2006 and compares those amounts to the comparable information for the nine months ended September 30, 2005:

	Nine months ended September 30,		Increase (decrease)
	2006	2005	Tons	%
		(Amounts in thousands)
Powder River Basin	70,814	66,288	4,526	6.8%
Western Bituminous Region	12,757	14,048	(1,291)	(9.2)%

Total	83,571	80,336	3,235	4.0%

     Sales volume increased in the Powder River Basin from the restart of the Coal Creek mine and improved rail service during the nine months ended September 30, 2006 when compared to the nine months ended September 30, 2005. In 2005, we experienced significant disruptions in our rail service from major repair and maintenance work in the Powder River Basin. During the nine months ended September 30, 2006, we experienced some shipment disruptions due to ongoing repairs and maintenance on the rail lines, although not of the magnitude experienced in 2005. In the Western Bituminous Region, the 0.7 million tons sold from the Skyline mine during the nine months ended September 30, 2006 were offset by the effect of the West Elk idling during the first quarter of 2006 and the extended longwall move at the Dugout Canyon mine in the third quarter of 2006, resulting in a decrease when compared to the nine months ended September 30, 2005.
     The following table shows the coal sales price per ton by operating segment during the nine months ended September 30, 2006 and compares those amounts to the comparable information for the nine months ended September 30, 2005. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the adjusted amounts better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the nine months ended September 30, 2006 were $0.02 for the Powder River Basin and $2.94 for the Western Bituminous region. For the nine months ended September 30, 2005, transportation costs per ton billed to customers were $0.05 for the Powder River Basin and $2.92 for the Western Bituminous region.

	Nine months ended September 30,		Increase (decrease)
	2006	2005	$	%
Powder River Basin	$11.07	$8.00	$3.07	38.4%
Western Bituminous Region	23.17	19.13	4.04	21.1%

     The increase in our coal sales prices resulted from higher contract pricing as a result of the expiration of lower-priced legacy contracts.
     Operating costs and expenses. The following table summarizes our operating costs and expenses for the nine months ended September 30, 2006 and compares those results to the comparable information for the nine months ended September 30, 2005:

			Increase (decrease)
	Nine months ended September 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Cost of coal sales	$773,584	$626,984	$(146,600)	(23.4)%
Depreciation, depletion and amortization	78,289	77,868	(421)	(0.5)%
Selling, general and administrative expenses	17,105	16,623	(482)	(2.9)%
Other operating income, net	(3,303)	(3,571)	(268)	(7.5)%

	$865,675	$717,904	$(147,771)	(20.6)%

     Cost of coal sales. Cost of coal sales increased during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to higher costs, primarily increased production taxes and coal royalties that we pay as a percentage of coal sales realizations, and from increased sales volume in the Powder River Basin.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Nine months ended September 30,		Increase
	2006	2005	$	%
Powder River Basin	$2.51	$1.09	$1.42	130.3%
Western Bituminous Region	7.17	4.85	2.32	47.8%
     Powder River Basin — On a per-ton basis, operating margins for the first nine months of 2006 increased significantly from the first nine months of 2005 primarily due to the increase in per-ton coal sales realizations described above. The effect of the higher realizations were partially offset by increased production taxes and coal royalties, which we pay as a percentage of coal sales realizations, higher repair and maintenance activity and higher tire, diesel and explosive costs during the first nine months of 2006 compared to the first nine months of 2005.
     Western Bituminous Region — Operating margins per ton for the first nine months of 2006 increased from the first nine months of 2005 due to higher per-ton coal sales realizations described above partially offset by the impact of the extended longwall move in the third quarter of 2006 and the West Elk idling during the first quarter, net of the partial insurance recoveries of $30.0 million.
     Net interest income (expense). The following table summarizes our net interest expense for the nine months ended September 30, 2006 and compares that information to the comparable information for the nine months ended September 30, 2005:

			Increase (decrease)
	Nine months ended September 30,		in Net Income
	2006	2005	$	%
		(Amounts in thousands)
Interest expense	$(54,449)	$(49,609)	$(4,840)	(9.8)%
Interest income	59,072	31,292	27,780	88.8%

	$4,623	$(18,317)	$22,940	125.2%

     Interest expense. The increase in interest expense in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 results from the discount on trade accounts receivable sold to Arch Coal under the accounts receivable securitization program.
     Interest income. The increase in interest income results primarily from a higher average receivable balance in the nine months ended September 30, 2006 as compared to the same period in 2005, including the effect of amounts related to the sale of trade accounts receivable to Arch Coal.

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
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal at a 0.75% discount. We retain the obligation for any potential loss related to uncollectible accounts or obligations related to the receivables. Under the program, we sold $1.1 billion of trade accounts receivable to Arch Coal in the first nine months of 2006, at a total discount of $7.9 million.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine months ended September 30,
	2006	2005
		RESTATED
	(in thousands)
Cash provided by (used in):
Operating activities	$425,147	$155,049
Investing activities	(425,133)	(156,282)
Financing activities	(15)	(67)
     We have restated our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 to reclassify changes in the Receivable from Arch Coal, Inc. from “operating activities” to “investing activities”. See further discussion in Note 1 to the Condensed Consolidated Financial Statements for further discussion.
     Cash provided by operating activities increased $270.1 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily as a result of the sale of our trade accounts receivable to Arch Coal and our improved operating results.
     Cash used in investing activities in 2006 was $268.9 million higher in the nine months ended September 30, 2006 than in nine months ended September 30, 2005, primarily due to the sale of our trade accounts receivable and increased capital expenditures. We make capital expenditures to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Higher spending at our Powder River Basin operations related to the restarting of the Coal Creek mine and costs relating to the purchase of a replacement longwall at the Canyon Fuel operations in the Western Bituminous Region resulted in the majority of the increase in capital expenditures in the first nine months of 2006 compared to the first nine months of 2005.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Arch Coal, Inc.

By:	/s/ Robert J. Messey

Robert J. Messey
Vice President

November	14, 2006