Form 10-Q
period 2007-03-31
ARCH WESTERN RESOURCES LLC
filed 2007-05-14
CIK 1255895

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 14, 2007, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended March 31
	2007	2006
	(unaudited)
REVENUES
Coal sales	$370,097	$362,196

COSTS, EXPENSES AND OTHER
Cost of coal sales	283,271	252,130
Depreciation, depletion and amortization	32,519	23,576
Selling, general and administrative expenses	6,152	5,489
Other operating income, net	(923)	(475)

	321,019	280,720

Income from operations	49,078	81,476

Interest income (expense), net:
Interest expense	(17,621)	(17,736)
Interest income, primarily from Arch Coal, Inc.	22,821	16,322

	5,200	(1,414)

Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(1,269)	(2,718)

Income before minority interest	53,009	77,344
Minority interest	(4,732)	(13,367)

Net income	$48,277	$63,977

Net income attributable to redeemable membership interest	$241	$320
Net income attributable to non-redeemable membership interest	$48,036	$63,657
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$77	$186
Trade accounts receivable	41	985
Other receivables	5,208	14,733
Inventories	100,218	94,828
Prepaid royalties	1,473	2,945
Other	23,723	24,458

Total current assets	130,740	138,135

Property, plant and equipment, net	1,230,325	1,233,846

Other assets:
Receivable from Arch Coal, Inc.	1,191,460	1,152,102
Other	30,442	33,689

Total other assets	1,221,902	1,185,791

Total assets	$2,582,967	$2,557,772

LIABILITIES AND MEMBERS’ INTERESTS

Current liabilities:
Accounts payable	$91,721	$110,725
Accrued expenses	105,601	129,495

Total current liabilities	197,322	240,220
Long-term debt	958,539	958,881
Accrued postretirement benefits other than pension	31,161	31,036
Asset retirement obligations	178,887	174,902
Accrued workers’ compensation	10,170	10,027
Other noncurrent liabilities	48,213	38,705

Total liabilities	1,424,292	1,453,771

Redeemable membership interest	7,183	6,934

Minority interest	167,254	162,522
Non-redeemable membership interest	984,238	934,545

Total liabilities and membership interests	$2,582,967	$2,557,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31
	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net income	$48,277	$63,977
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	32,519	23,576
Prepaid royalties expensed	1,615	103
Minority interest	4,732	13,367
Other non-operating expense	1,269	2,718
Changes in:
Receivables	10,469	112,854
Inventories	(5,390)	576
Accounts payable and accrued expenses	(43,444)	(25,171)
Other	18,769	13,021

Cash provided by operating activities	68,816	205,021
INVESTING ACTIVITIES
Capital expenditures	(42,861)	(61,096)
Increase in receivable from Arch Coal, Inc.	(39,788)	(144,027)
Proceeds from dispositions of property, plant and equipment	232	—
Reimbursement of deposits on equipment	13,492	—

Cash used in investing activities	(68,925)	(205,123)

Decrease in cash and cash equivalents	(109)	(102)
Cash and cash equivalents, beginning of period	186	152

Cash and cash equivalents, end of period	$77	$50

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations of the period ended March 31, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in Arch Western Resources, LLC’s Form 10-K as filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
Accounting Standards Issued and Not Yet Adopted
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Liabilities – Including an amendment of FASB Statement No. 115 (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement No. 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is still analyzing Statement No. 159 to determine what the impact of adoption will be.
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Coal	$31,133	$31,350
Repair parts and supplies	69,085	63,478

	$100,218	$94,828

4. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table details the components of comprehensive income:

	Three Months Ended March 31
	2007	2006
	(In thousands)
Net income	$48,277	$63,977
Other comprehensive income, net of income taxes:
Pension, postretirement and other post-employment benefits adjustment	505	—
Unrealized gains on derivatives	1,269	2,718

Total comprehensive income	$50,051	$66,695

5. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At March 31, 2007 and December 31, 2006, the receivable from Arch Coal was $1,191.5 million and $1,152.1 million, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the three month periods ended March 31, 2007 and 2006 was $22.7 million and $16.1 million, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying Condensed Consolidated Balance Sheets as long-term.
     Under the Arch Coal accounts receivable securitization program, the Company sold $377.2 million and $265.5 million of trade accounts receivable to Arch Coal during the three months ended March 31, 2007 and 2006, respectively, at a total discount of $2.5 million and $2.0 million, respectively. These transactions are recorded through the Arch Coal receivable account
     For the three month periods ended March 31, 2007 and 2006, the Company incurred production royalties of $9.1 million and $10.1 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $6.2 million and $5.5 million for the three month periods ended March 31, 2007 and 2006, respectively.
6. Contingencies
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
7. Segment Information
     The Company has two reportable business segments, which are based on the major low-sulfur coal basins in which the Company operates. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. The Company manages its coal sales by coal basin, not by individual mine complex. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming; and the Western Bituminous (WBIT) segment, with operations in Utah, Colorado and Southern Wyoming.
     Operating segment results for the three months ended March 31, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
March 31, 2007
Coal sales	$239,457	$130,640	$—	$370,097
Income (loss) from operations	30,249	25,902	(7,073)	49,078
Total assets	1,615,854	1,844,506	(877,393)	2,582,967
Depreciation, depletion and amortization	16,038	16,481	—	32,519
Capital expenditures	13,123	29,738	—	42,861

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
March 31, 2006
Coal sales	$252,389	$109,807	$—	$362,196
Income (loss) from operations	62,213	25,713	(6,450)	81,476
Total assets	1,373,537	1,722,528	(854,540)	2,241,525
Depreciation, depletion and amortization	14,598	8,978	—	23,576
Capital expenditures	39,155	21,941	—	61,096
     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended
	March 31
	2007	2006
	(In thousands)
Income from operations	$49,078	$81,476
Interest expense	(17,621)	(17,736)
Interest income	22,821	16,322
Other non-operating expense	(1,269)	(2,718)

Income before minority interest	$53,009	$77,344

8. Supplemental Condensed Consolidating Financial Information
     Pursuant to the indenture governing the Arch Western Finance senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present unaudited condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Arch Western Finance, LLC, a wholly-owned subsidiary of the Company), (iii) the Company’s wholly-owned subsidiaries (Thunder Basin Coal Company, L.L.C., Mountain Coal Company, L.L.C., and Arch of Wyoming, LLC), on a combined basis, which are guarantors under the Notes, and (iv) its majority owned subsidiary (Canyon Fuel Company, LLC) which is not a guarantor under the Notes:

Statements of Operations
Three Months Ended March 31, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$282,422	$87,675	$—	$370,097
Cost of coal sales	946	—	219,310	63,684	(669)	283,271
Depreciation, depletion and amortization	—	—	21,440	11,079	—	32,519
Selling, general and administrative expenses allocated from Arch Coal	6,152	—	—	—	—	6,152
Other operating income	(25)	—	(611)	(956)	669	(923)

	7,073	—	240,139	73,807	—	321,019
Income from investment in subsidiaries	56,987	—	—	—	(56,987)	—

Income from operations	49,914	—	42,283	13,868	(56,987)	49,078
Interest expense	(17,947)	(15,013)	(99)	(582)	16,020	(17,621)
Interest income, primarily from Arch Coal	22,311	16,020	133	377	(16,020)	22,821

	4,364	1,007	34	(205)	—	5,200
Other non-operating expense	(1,269)	—	—	—	—	(1,269)
Minority interest	(4,732)	—	—	—	—	(4,732)

Net income (loss)	$48,277	$1,007	$42,317	$13,663	$(56,987)	$48,277

Statements of Operations
Three Months Ended March 31, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$263,005	$99,191	$—	$362,196
Cost of coal sales	979	—	192,126	59,025	—	252,130
Depreciation, depletion and amortization	—	—	17,706	5,870		23,576
Selling, general and administrative expenses allocated from Arch Coal	5,489	—	—	—	—	5,489
Other operating income	(18)	—	(288)	(169)	—	(475)

	6,450	—	209,544	64,726	—	280,720
Income from investment in subsidiaries	88,004	—	—	—	(88,004)	—

Income from operations	81,554	—	53,461	34,465	(88,004)	81,476
Interest expense	(17,432)	(15,501)	(271)	(530)	15,998	(17,736)
Interest income, primarily from Arch Coal	15,940	15,998	121	261	(15,998)	16,322

	(1,492)	497	(150)	(269)	—	(1,414)
Other non-operating expense	(2,718)	—	—	—	—	(2,718)
Minority interest	(13,367)	—	—	—	—	(13,367)

Net income (loss)	$63,977	$497	$53,311	$34,196	$(88,004)	$63,977

Balance Sheets
March 31, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$13	$64	$—	$77
Trade accounts receivable	—	—	—	41	—	41
Other receivables	221	—	4,093	894	—	5,208
Inventories	—	—	63,065	37,153	—	100,218
Prepaid royalties	—	—	1,089	384	—	1,473
Other	7,752	2,151	7,273	6,547	—	23,723

Total current assets	7,973	2,151	75,533	45,083	—	130,740

Property, plant and equipment, net	—	—	865,051	365,274	—	1,230,325
Investment in subsidiaries	1,976,988	—	—	—	(1,976,988)	—
Receivable from Arch Coal, Inc.	1,165,017	—	(2)	26,445	—	1,191,460
Intercompanies	(1,951,274)	962,270	975,928	13,076	—	—
Other	687	11,226	13,248	5,281	—	30,442

Total other assets	1,191,418	973,496	989,174	44,802	(1,976,988)	1,221,902

Total assets	$1,199,391	$975,647	$1,929,758	$455,159	$(1,976,988)	$2,582,967

Accounts payable	7,053	—	69,350	15,318	—	91,721
Accrued expenses	3,236	16,031	78,215	8,119	—	105,601

Total current liabilities	10,289	16,031	147,565	23,437	—	197,322
Long-term debt	—	958,539	—	—	—	958,539
Accrued postretirement benefits other than pension	19,063	—	2,486	9,612	—	31,161
Asset retirement obligations	—	—	167,562	11,325	—	178,887
Accrued workers’ compensation	5,428	—	1,220	3,522	—	10,170
Other noncurrent liabilities	5,936	—	36,725	5,552	—	48,213

Total liabilities	40,716	974,570	355,558	53,448	—	1,424,292

Minority interest	167,254	—	—	—	—	167,254
Redeemable equity interests	7,183	—	—	—	—	7,183
Non-redeemable members’ equity	984,238	1,077	1,574,200	401,711	(1,976,988)	984,238

Total liabilities, redeemable membership interests and non-redeemable membership interests	$1,199,391	$975,647	$1,929,758	$455,159	$(1,976,988)	$2,582,967

BALANCE SHEETS
December 31, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$161	$25	$—	$186
Trade accounts receivable	—	—	—	985	—	985
Other receivables	1,007	—	13,453	273	—	14,733
Inventories	—	—	58,796	36,032	—	94,828
Prepaid royalties	—	—	2,648	297	—	2,945
Other current assets	11,439	2,154	6,235	4,630	—	24,458

Total current assets	12,446	2,154	81,293	42,242	—	138,135

Property, plant and equipment, net			879,211	354,635		1,233,846
Investment in subsidiaries	1,917,292	—	—	—	(1,917,292)	—
Receivable from Arch Coal, Inc.	1,124,910	—	(2)	27,194	—	1,152,102
Intercompanies	(1,903,278)	977,096	910,676	15,506	—	—
Other	639	11,764	15,829	5,457		33,689

Total other assets	1,139,563	988,860	926,503	48,157	(1,917,292)	1,185,791

Total assets	$1,152,009	$991,014	$1,887,007	$445,034	$(1,917,292)	$2,557,772

Accounts payable	15,151	—	77,347	18,227	—	110,725
Accrued expenses	3,360	32,063	85,202	8,870	—	129,495

Total current liabilities	18,511	32,063	162,549	27,097	—	240,220
Long-term debt	—	958,881	—	—	—	958,881
Accrued postretirement benefits other than pension	18,981	—	2,485	9,570	—	31,036
Asset retirement obligations	—	—	163,832	11,070	—	174,902
Accrued workers’ compensation	5,262	—	1,236	3,529	—	10,027
Other noncurrent liabilities	5,254	—	27,757	5,694	—	38,705

Total liabilities	48,008	990,944	357,859	56,960	—	1,453,771

Redeemable equity interests	6,934	—	—	—	—	6,934

Minority interest	162,522	—	—	—	—	162,522
Non-redeemable members’ equity	934,545	70	1,529,148	388,074	(1,917,292)	934,545

Total liabilities, redeemable membership interests and non-redeemable membership interests	$1,152,009	$991,014	$1,887,007	$445,034	$(1,917,292)	$2,557,772

Statements of Cash Flows
Three Months Ended March 31, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(7,889)	$(14,826)	$72,330	$19,201	$68,816
Investing Activities
Capital expenditures	—	—	(20,819)	(22,042)	(42,861)
Increase in receivable from Arch Coal	(40,107)	—	(112)	431	(39,788)
Proceeds from dispositions of capital assets	—	—	213	19	232
Reimbursement of deposit on equipment	—	—	13,492	—	13,492

Cash used in investing activities	(40,107)	—	(7,226)	(21,592)	(68,925)
Financing Activities
Transactions with affiliates, net	47,996	14,826	(65,252)	2,430	—

Cash provided by (used in) financing activities	47,996	14,826	(65,252)	2,430	—

(Decrease) increase in cash and cash equivalents	—	—	(148)	39	(109)
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$—	$—	$13	$64	$77

Statements of Cash Flows
Three Months Ended March 31, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$75,704	$(15,336)	$76,298	$68,355	$205,021
Investing Activities
Capital expenditures	—	—	(42,207)	(18,889)	(61,096)
Increase in receivable from Arch Coal	(112,493)	—	(32)	(31,502)	(144,027)

Cash used in investing activities	(112,493)	—	(42,239)	(50,391)	(205,123)
Financing Activities
Transactions with affiliates, net	36,789	15,336	(34,147)	(17,978)	—

Cash provided by (used in) financing activities	36,789	15,336	(34,147)	(17,978)	—

Decrease in cash and cash equivalents	—	—	(88)	(14)	(102)
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$38	$12	$50

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Executive Overview
     Market conditions were considerably less favorable in the first quarter of 2007 than in the year-ago period, prompting us to reduce production volume targets, which we announced at the end of 2006. We sold 2.5 million, or 10%, fewer tons in the first quarter of 2007 than in the fourth quarter of 2006. These cut-backs affected all operating segments. While soft market conditions continued into the first quarter of 2007, our realized average regional prices in the Powder River Basin and Western Bituminous Region were higher than in the fourth quarter of 2006 resulting from the roll-off of legacy contracts.
     We believe market fundamentals are improving. We believe strong domestic and global demand growth for coal along with supply pressures will positively influence future coal prices. Increased electricity demand, the relatively high cost of competing fossil fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
Results of Operations
Items Affecting Comparability of Reported Results
     The combustion-related event at our West Elk mine in Colorado in the fourth quarter of 2005 caused the idling of the mine into the first quarter of 2006. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We recognized insurance recoveries related to the event of $10.0 million during the first quarter of 2006. We have reflected the insurance recoveries as a reduction of cost of coal sales.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     The following discussion summarizes our operating results for the three months ended March 31, 2007 and compares those results to our operating results for the three months ended March 31, 2006.
     Revenues. The following table summarizes the number of tons we sold during the three months ended March 31, 2007 and the sales associated with those tons and compares those results to the comparable information for the three months ended March 31, 2006:

	Three months ended March 31		Increase (decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$370,097	$362,196	$7,901	2.2%
Tons sold	27,706	26,234	1,472	5.6
Coal sales realization per ton sold	$13.36	$13.81	$(0.45)	(3.3)
     The increase in our coal sales from the first quarter of 2006 to the first quarter of 2007 resulted from higher sales volumes, partially offset by a lower overall average price per ton sold. See the regional realization tables below for a discussion of changes in regional sales volumes and prices.
     The following table shows the number of tons sold by operating segment during the three months ended March 31, 2007 and compares those amounts to the comparable information for the three months ended March 31, 2006:

	Three months ended March 31		Increase
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	22,942	22,174	768	3.5%
Western Bituminous Region	4,764	4,060	704	17.3

Total	27,706	26,234	1,472	5.6%

     Sales volume in the Powder River Basin increased during the first quarter of 2007 from the restart of the Coal Creek mine during the second half of 2006. This increase in sales volumes was partially offset by a decrease in production at the Black Thunder mine due to planned production reductions, weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007.
     In the Western Bituminous Region, sales volume increased during the first quarter of 2007, reflecting a full quarter of production at the West Elk mine, which was idled in the first quarter of 2006, and the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. These increases were partially offset by difficulties encountered in starting up the new longwall at the Sufco mine in Utah and planned lower production volume.
     The following table shows the coal sales price per ton by operating segment during the three months ended March 31, 2007 and compares those amounts to the comparable information for the three months ended March 31, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended March 31, 2007 were $0.07 for the Powder River Basin and $2.65 for the Western Bituminous region. For the three months ended March 31, 2006, transportation costs per ton billed to customers were $0.04 for the Powder River Basin and $3.73 for the Western Bituminous region.

	Three months ended March 31		Increase (decrease)
	2007	2006	$	%
Powder River Basin	$10.37	$11.34	$(0.97)	(8.6)%
Western Bituminous Region	24.77	23.31	1.46	6.3
     Decreases in sales prices in the Powder River Basin during the first quarter of 2007 when compared with the first quarter of 2006 reflect lower sulfur dioxide emission allowance market prices. In the Western Bituminous Region, higher sales prices during the first quarter of 2007 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts.
     Expenses, costs and other. The following table summarizes our operating costs and expenses for the three months ended March 31, 2007 and compares those results to the comparable information for the three months ended March 31, 2006:

			Increase (decrease)
	Three months ended March 31		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$283,271	$252,130	$(31,141)	(12.4)%
Depreciation, depletion and amortization	32,519	23,576	(8,943)	(37.9)
Selling, general and administrative expenses	6,152	5,489	(663)	(12.1)
Other operating income, net	(923)	(475)	448	94.3

	$321,019	$280,720	$(40,299)	(14.4)

     Cost of coal sales. Our cost of coal sales increased from the first quarter of 2006 to the first quarter of 2007 primarily due to higher overall sales volumes and higher per-ton costs in the Powder River Basin. See the analysis of regional operating margins below for a discussion of individual segment results.

     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the first quarter of 2006 to the first quarter of 2007 is due primarily to the commencement of mining in a new reserve area at the Skyline mine during the second quarter of 2006 and an increase in amortization of deferred development due to the outage of the West Elk mine in the first quarter of 2006. In addition, generally higher capital spending in 2006 compared to 2005 resulted in higher depreciation, depletion and amortization costs in the first quarter of 2007 compared to the first quarter of 2006. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
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

	Three months ended March 31		Decrease
	2007	2006	$	%
Powder River Basin	$1.29	$2.79	$(1.50)	(53.8)%
Western Bituminous Region	5.23	6.28	(1.05)	(16.7)
     Powder River Basin — On a per-ton basis, operating margins for the first quarter of 2007 decreased from the first quarter of 2006 due to the decrease in per-ton coal sales prices and increase in per-ton costs. The increase in per-ton costs resulted from lower volumes caused by weather-related shipment challenges and an unplanned belt outage at our Black Thunder mine in the first quarter of 2007 and higher diesel and labor costs, partially offset by lower sales-sensitive costs.
     Western Bituminous Region — Operating margins per ton for the first quarter of 2007 decreased from the first quarter of 2006 primarily due to higher depreciation, depletion and amortization costs and the impact of the start up issues associated with the installation of the new longwall at the Sufco mine, which offset the impact of improved per-ton coal sales prices, and the production at the West Elk mine and Skyline mine in the first quarter of 2007.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2007 and compares that information to the comparable information for the three months ended March 31, 2006:

			Increase
	Three months ended March 31		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(17,621)	$(17,736)	$115	0.6%
Interest income	22,821	16,322	6,499	39.8

	$5,200	$(1,414)	$6,614	467.8

     The slight decrease in interest expense during the three months ended March 31, 2007 compared to the three months ended March 31, 2006 results from an increase in capitalized interest, which was partially offset by an increase in the discount on trade accounts receivable sold to Arch Coal pursuant to Arch Coal’s accounts receivable securitization program.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the three months ended March 31, 2007 as compared to the same period in 2006.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three months ended
	March 31
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$68,816	$205,021
Investing activities	(68,925)	(205,123)
     Cash provided by operating activities decreased $136.2 million in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the commencement of Arch Coal’s accounts securitization program in the first quarter of 2006, which resulted in a substantial decrease in our trade receivables in the first quarter of 2006.
     Cash used in investing activities in the first quarter of 2007 was $136.2 million less than in the first quarter of 2006 due to the commencement of Arch Coal’s accounts securitization program in the first quarter of 2006, which caused the receivable from Arch Coal to increase $144.0 million in the first quarter of 2006, compared with $39.8 million in the first quarter of 2007. In addition, cash used in investing activities decreased due to a decrease in capital spending compared with the first quarter of 2006 and the reimbursement of deposits made to purchase equipment in the first quarter of 2007. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. In the first quarter of 2007, we spent approximately $17.0 million for the new longwall now in service at our Sufco mine in Utah. In the first quarter of 2006, we had significant spending at our Powder River Basin operations related to the restart of the Coal Creek mine. In the first quarter of 2007, we also recovered $13.5 million of deposits we made primarily in the fourth quarter of 2006 to purchase equipment in the Powder River Basin that we subsequently leased.
Contingencies
     Reclamation. The Federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes require that mine property be restored in accordance with specified standards and an approved reclamation plan. We accrue for the costs of reclamation in accordance with the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” adopted as of January 1, 2003. These costs relate to reclaiming the pit and support acreage at surface mines and sealing portals at deep mines. Other costs of reclamation common to surface and underground mining are related to reclaiming refuse and slurry ponds, eliminating sedimentation and drainage control structures, and dismantling or demolishing equipment or buildings used in mining operations. The establishment of the asset retirement obligation liability is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and productivities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A of the Quarterly Reports that we have filed during the interim period are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition or results of operations could be materially adversely affected.
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

May 14, 2007