Form 10-Q
period 2007-06-30
ARCH WESTERN RESOURCES LLC
filed 2007-08-14
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At August 14, 2007, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(unaudited)
REVENUES
Coal sales	$386,458	$386,405	$756,555	$748,601
COSTS, EXPENSES AND OTHER
Cost of coal sales	308,067	251,276	591,338	503,406
Depreciation, depletion and amortization	32,939	26,853	65,458	50,429
Selling, general and administrative expenses	6,786	6,529	12,938	12,018
Other operating income, net	(7,063)	(1,391)	(7,986)	(1,866)

	340,729	283,267	661,748	563,987

Income from operations	45,729	103,138	94,807	184,614

Interest income (expense), net:
Interest expense	(18,078)	(18,516)	(35,699)	(36,252)
Interest income, primarily from Arch Coal, Inc.	24,390	20,642	47,211	36,964

	6,312	2,126	11,512	712

Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(1,270)	(2,305)	(2,539)	(5,023)

Income before minority interest	50,771	102,959	103,780	180,303
Minority interest	(4,832)	(7,388)	(9,564)	(20,755)

Net income	$45,939	$95,571	$94,216	$159,548

Net income attributable to redeemable membership interest	$230	$478	$471	$798
Net income attributable to non-redeemable membership interest	$45,709	$95,093	$93,745	$158,750
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90	$186
Trade accounts receivable	208	985
Other receivables	3,113	14,733
Inventories	103,811	94,828
Prepaid royalties	480	2,945
Other	23,767	24,458

Total current assets	131,469	138,135

Property, plant and equipment, net	1,223,868	1,233,846

Other assets:
Receivable from Arch Coal, Inc.	1,273,761	1,152,102
Other	28,306	33,689

Total other assets	1,302,067	1,185,791

Total assets	$2,657,404	$2,557,772

LIABILITIES AND MEMBERS’ INTERESTS

Current liabilities:
Accounts payable	$92,415	$110,725
Accrued expenses	131,831	129,495

Total current liabilities	224,246	240,220
Long-term debt	958,198	958,881
Accrued postretirement benefits other than pension	32,922	31,036
Asset retirement obligations	182,723	174,902
Accrued workers’ compensation	10,674	10,027
Other noncurrent liabilities	37,590	38,705

Total liabilities	1,446,353	1,453,771

Redeemable membership interest	7,420	6,934

Minority interest	172,086	162,522
Non-redeemable membership interest	1,031,545	934,545

Total liabilities and membership interests	$2,657,404	$2,557,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30
	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net income	$94,216	$159,548
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	65,458	50,429
Prepaid royalties expensed	3,069	607
Net gain on disposition of assets	(6,074)	(89)
Minority interest	9,564	20,755
Other non-operating expense	2,539	5,023
Changes in:
Receivables	12,397	108,090
Inventories	(8,983)	(20,177)
Accounts payable and accrued expenses	(16,022)	17,083
Other	15,866	8,500

Cash provided by operating activities	172,030	349,769
INVESTING ACTIVITIES
Capital expenditures	(74,696)	(133,186)
Increase in receivable from Arch Coal, Inc.	(122,082)	(216,744)
Proceeds from dispositions of property, plant and equipment	6,327	93
Reimbursement of deposits on equipment	18,325	—

Cash used in investing activities	(172,126)	(349,837)

Decrease in cash and cash equivalents	(96)	(68)
Cash and cash equivalents, beginning of period	186	152

Cash and cash equivalents, end of period	$90	$84

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Arch Western Resources, LLC and its subsidiaries (the “Company”). Arch Coal, Inc. (“Arch Coal”) has a 99.5% common membership interest in the Company, while BP p.l.c. has a 0.5% common membership interest and a 0.5% preferred membership interest in the Company. Intercompany transactions and accounts have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations of the three and six month periods ended June 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Coal	$21,413	$31,350
Repair parts and supplies	82,398	63,478

	$103,811	$94,828

4. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in membership interests during the year, excluding net income and transactions with members.

     The following table details the components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
		(In thousands)
Net income	$45,939	$95,571	$94,216	$159,548
Other comprehensive income
Pension, postretirement and other post-employment benefits adjustment	367	14,531	872	14,531
Unrealized gains on derivatives	1,270	2,305	2,539	5,023

Total comprehensive income	$47,576	$112,407	$97,627	$179,102

5. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At June 30, 2007 and December 31, 2006, the receivable from Arch Coal was $1,273.8 million and $1,152.1 million, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $24.2 million and $20.5 million for the three months ended June 30, 2007 and 2006, respectively, and $46.9 million and $36.6 million for the six months ended June 30, 2007 and 2006, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying Condensed Consolidated Balance Sheets as long-term.
     Under the Arch Coal accounts receivable securitization program, the Company sold $373.5 million and $414.9 million of trade accounts receivable to Arch Coal during the three months ended June 30, 2007 and 2006, respectively, at a total discount of $2.6 million and $3.1 million, respectively. During the six months ended June 30, 2007 and 2006, the Company sold $750.7 million and $680.5 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $5.1 million and $5.1 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three months ended June 30, 2007 and 2006, the Company incurred production royalties of $8.7 million and $11.0 million, respectively, payable to Arch Coal under sublease agreements. For the six months ended June 30, 2007 and 2006, the Company incurred production royalties of $17.8 million and $21.1 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $6.8 million and $6.5 million for the three months ended June 30, 2007 and 2006, respectively, and $12.9 million and $12.0 million for the six months ended June 30, 2007 and 2006, respectively.
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
     Operating segment results for the three and six month periods ended June 30, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2007
Coal sales	$249,959	$136,499	$—	$386,458
Income from operations	25,603	19,706	420	45,729
Total assets	1,637,555	1,887,258	(867,409)	2,657,404
Depreciation, depletion and amortization	17,715	15,224	—	32,939
Capital expenditures	963	30,872	—	31,835

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2006
Coal sales	$276,054	$110,351	$—	$386,405
Income (loss) from operations	70,499	40,509	(7,870)	103,138
Total assets	1,454,686	1,784,718	(856,537)	2,382,867
Depreciation, depletion and amortization	15,666	11,187	—	26,853
Capital expenditures	30,052	42,038	—	72,090

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Six months ended June 30, 2007
Coal sales	$489,416	$267,139	$—	$756,555
Income (loss) from operations	55,852	45,608	(6,653)	94,807
Depreciation, depletion and amortization	33,753	31,705	—	65,458
Capital expenditures	14,086	60,610	—	74,696

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Six months ended June 30, 2006
Coal sales	$528,443	$220,158	$—	$748,601
Income (loss) from operations	132,712	66,222	(14,320)	184,614
Depreciation, depletion and amortization	30,264	20,165	—	50,429
Capital expenditures	69,207	63,979	—	133,186

     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)
Income from operations	$45,729	$103,138	$94,807	$184,614
Interest expense	(18,078)	(18,516)	(35,699)	(36,252)
Interest income	24,390	20,642	47,211	36,964
Other non-operating expense	(1,270)	(2,305)	(2,539)	(5,023)

Income before minority interest	$50,771	$102,959	$103,780	$180,303

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

Statements of Operations
Three Months Ended June 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$288,268	$98,190	$—	$386,458
Cost of coal sales	(1,166)	—	235,322	74,504	(593)	308,067
Depreciation, depletion and amortization	—	—	22,388	10,551	—	32,939
Selling, general and administrative expenses allocated from Arch Coal	6,786	—	—	—	—	6,786
Other operating income	(6,040)	—	(736)	(880)	593	(7,063)

	(420)	—	256,974	84,175	—	340,729
Income from investment in subsidiaries	45,712	—	—	—	(45,712)	—

Income from operations	46,132	—	31,294	14,015	(45,712)	45,729
Interest expense	(17,974)	(15,423)	(105)	(607)	16,031	(18,078)
Interest income, primarily from Arch Coal	23,883	16,031	103	404	(16,031)	24,390

	5,909	608	(2)	(203)	—	6,312
Other non-operating expense	(1,270)	—	—	—	—	(1,270)
Minority interest	(4,832)	—	—	—	—	(4,832)

Net income	$45,939	$608	$31,292	$13,812	$(45,712)	$45,939

Statements of Operations
Three Months Ended June 30, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$315,888	$70,517	$—	$386,405
Cost of coal sales	1,391	—	202,677	47,208	—	251,276
Depreciation, depletion and amortization	—	—	20,820	6,033	—	26,853
Selling, general and administrative expenses allocated from Arch Coal	6,529	—	—	—	—	6,529
Other operating income	(50)	—	(722)	(619)	—	(1,391)

	7,870	—	222,775	52,622	—	283,267
Income from investment in subsidiaries	111,681	—	—	—	(111,681)	—

Income from operations	103,811	—	93,113	17,895	(111,681)	103,138
Interest expense	(18,717)	(15,271)	(78)	(481)	16,031	(18,516)
Interest income, primarily from Arch Coal	20,170	16,031	137	335	(16,031)	20,642

	1,453	760	59	(146)	—	2,126
Other non-operating expense	(2,305)	—	—	—	—	(2,305)
Minority interest	(7,388)	—	—	—	—	(7,388)

Net income	$95,571	$760	$93,172	$17,749	$(111,681)	$95,571

Statements of Operations
Six Months Ended June 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cost sales revenues	$—	$—	$570,690	$185,865	$—	$756,555
Cost of coal sales	(220)	—	454,632	138,188	(1,262)	591,338
Depreciation, depletion and amortization	—	—	43,828	21,630	—	65,458
Selling, general and administrative expenses allocated from Arch Coal	12,938	—	—	—	—	12,938
Other operating income	(6,065)	—	(1,347)	(1,836)	1,262	(7,986)

	6,653	—	497,113	157,982	—	661,748
Income from investment in subsidiaries	102,699	—	—	—	(102,699)	—

Income from operations	96,046	—	73,577	27,883	(102,699)	94,807
Interest expense	(35,921)	(30,436)	(204)	(1,189)	32,051	(35,699)
Interest income, primarily from Arch Coal	46,194	32,051	236	781	(32,051)	47,211

	10,273	1,615	32	(408)	—	11,512
Other non-operating expense	(2,539)	—	—	—	—	(2,539)
Minority interest	(9,564)	—	—	—	—	(9,564)

Net income	$94,216	$1,615	$73,609	$27,475	$(102,699)	$94,216

Statements of Operations
Six Months Ended June 30, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$578,893	$169,708	$—	$748,601
Cost of coal sales	2,370	—	394,803	106,233	—	503,406
Depreciation, depletion and amortization	—	—	38,526	11,903	—	50,429
Selling, general and administrative expenses allocated from Arch Coal	12,018	—	—	—	—	12,018
Other operating income	(68)	—	(1,010)	(788)	—	(1,866)

	14,320	—	432,319	117,348	—	563,987
Income from investment in subsidiaries	199,685	—	—	—	(199,685)	—

Income from operations	185,365	—	146,574	52,360	(199,685)	184,614
Interest expense	(36,149)	(30,772)	(349)	(1,011)	32,029	(36,252)
Interest income, primarily from Arch Coal	36,110	32,029	258	596	(32,029)	36,964

	(39)	1,257	(91)	(415)	—	712
Other non-operating expense	(5,023)	—	—	—	—	(5,023)
Minority interest	(20,755)	—	—	—	—	(20,755)

Net income	$159,548	$1,257	$146,483	$51,945	$(199,685)	$159,548

Balance Sheets
June 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$75	$15	$—	$90
Trade accounts receivable	—	—	—	208	—	208
Other receivables	500	—	2,267	346	—	3,113
Inventories	—	—	73,443	30,368	—	103,811
Prepaid royalties	—	—	—	480	—	480
Other	4,551	2,147	7,904	9,165	—	23,767

Total current assets	5,051	2,147	83,689	40,582	—	131,469

Property, plant and equipment, net			849,240	374,628	—	1,223,868
Investment in subsidiaries	2,022,001	—	—	—	(2,022,001)	—
Receivable from Arch Coal, Inc.	1,237,137	—	(2)	36,626	—	1,273,761
Intercompanies	(2,009,763)	979,108	1,009,674	20,981	—	—
Other	736	10,690	12,618	4,262		28,306

Total other assets	1,250,111	989,798	1,022,290	61,869	(2,022,001)	1,302,067

Total assets	$1,255,162	$991,945	$1,955,219	$477,079	$(2,022,001)	$2,657,404

Accounts payable	9,490	—	61,691	21,234	—	92,415
Accrued expenses	1,753	32,062	88,397	9,619	—	131,831

Total current liabilities	11,243	32,062	150,088	30,853	—	224,246
Long-term debt	—	958,198	—	—	—	958,198
Accrued postretirement benefits other than pension	20,515	—	2,485	9,922	—	32,922
Asset retirement obligations	—	—	171,144	11,579	—	182,723
Accrued workers’ compensation	5,642	—	1,188	3,844	—	10,674
Other noncurrent liabilities	6,711	—	25,593	5,286	—	37,590

Total liabilities	44,111	990,260	350,498	61,484	—	1,446,353

Redeemable equity interests	7,420	—	—	—	—	7,420

Minority interest	172,086	—	—	—	—	172,086
Non-redeemable members’ equity	1,031,545	1,685	1,604,721	415,595	(2,022,001)	1,031,545

Total liabilities, redeemable membership interests and non-redeemable membership interests	$1,255,162	$991,945	$1,955,219	$477,079	$(2,022,001)	$2,657,404

Balance Sheets
December 31, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$161	$25	$—	$186
Trade accounts receivable	—	—	—	985	—	985
Other receivables	1,007	—	13,453	273	—	14,733
Inventories	—	—	58,796	36,032	—	94,828
Prepaid royalties	—	—	2,648	297	—	2,945
Other	11,439	2,154	6,235	4,630	—	24,458

Total current assets	12,446	2,154	81,293	42,242	—	138,135

Property, plant and equipment, net			879,211	354,635		1,233,846
Investment in subsidiaries	1,917,292	—	—	—	(1,917,292)	—
Receivable from Arch Coal, Inc.	1,124,910	—	(2)	27,194	—	1,152,102
Intercompanies	(1,903,278)	977,096	910,676	15,506	—	—
Other	639	11,764	15,829	5,457		33,689

Total other assets	1,139,563	988,860	926,503	48,157	(1,917,292)	1,185,791

Total assets	$1,152,009	$991,014	$1,887,007	$445,034	$(1,917,292)	$2,557,772

Accounts payable	15,151	—	77,347	18,227	—	110,725
Accrued expenses	3,360	32,063	85,202	8,870	—	129,495

Total current liabilities	18,511	32,063	162,549	27,097	—	240,220
Long-term debt	—	958,881	—	—	—	958,881
Accrued postretirement benefits other than pension	18,981	—	2,485	9,570	—	31,036
Asset retirement obligations	—	—	163,832	11,070	—	174,902
Accrued workers’ compensation	5,262	—	1,236	3,529	—	10,027
Other noncurrent liabilities	5,254	—	27,757	5,694	—	38,705

Total liabilities	48,008	990,944	357,859	56,960	—	1,453,771

Redeemable equity interests	6,934	—	—	—	—	6,934

Minority interest	162,522	—	—	—	—	162,522
Non-redeemable members’ equity	934,545	70	1,529,148	388,074	(1,917,292)	934,545

Total liabilities, redeemable membership interests and non-redeemable membership interests	$1,152,009	$991,014	$1,887,007	$445,034	$(1,917,292)	$2,557,772

Statements of Cash Flows
Six Months Ended June 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(258)	$2,012	$112,601	$57,675	$172,030
Investing Activities
Capital expenditures	—	—	(32,150)	(42,546)	(74,696)
Increase in receivable from Arch Coal	(112,227)	—	(112)	(9,743)	(122,082)
Proceeds from dispositions of capital assets	6,000	—	248	79	6,327
Reimbursement of deposits on equipment	—	—	18,325	—	18,325

Cash used in investing activities	(106,227)	—	(13,689)	(52,210)	(172,126)
Financing Activities
Transactions with affiliates, net	106,485	(2,012)	(98,998)	(5,475)	—

Cash provided by (used in) financing activities	106,485	(2,012)	(98,998)	(5,475)	—

Decrease in cash and cash equivalents	—	—	(86)	(10)	(96)
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$—	$—	$75	$15	$90

Statements of Cash Flows
Six Months Ended June 30, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by operating activities	$71,919	$1,654	$189,093	$87,103	$349,769
Investing Activities
Capital expenditures	—	—	(75,730)	(57,456)	(133,186)
Increase in receivable from Arch Coal	(198,878)	—	(13)	(17,853)	(216,744)
Proceeds from dispositions of capital assets	—	—	—	93	93

Cash used in investing activities	(198,878)	—	(75,743)	(75,216)	(349,837)
Financing Activities
Transactions with affiliates, net	126,959	(1,654)	(113,399)	(11,906)	—

Cash provided by (used in) financing activities	126,959	(1,654)	(113,399)	(11,906)	—

Decrease in cash and cash equivalents	—	—	(49)	(19)	(68)
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$77	$7	$84

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and the Quarterly Reports on form 10-Q that we filed during the interim period.
Executive Overview
     Market conditions were considerably less favorable in the second quarter of 2007 than in the year-ago period. At the end of 2006, we reduced our production volume targets in response to the soft market conditions. These volume reductions affected both operating segments.
     We believe market fundamentals are improving. Through mid-July, year-to-date electric generation demand increased while coal production was down. Furthermore, we believe these trends are moving coal supply and demand into balance. We anticipate that strong domestic and global demand growth for coal along with supply pressures will positively influence future coal prices. Increased electricity demand, the relatively high cost of competing fossil fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Our costs during the second quarter of 2007 were affected by three planned longwall moves in the Western Bituminous region, and we estimate that our production in that segment was lower by approximately 10% during the quarter due to these moves. In addition, costs in the Powder River Basin were affected by higher diesel fuel costs and planned maintenance on a dragline at our Black Thunder mine.
Results of Operations
Items Affecting Comparability of Reported Results
     The combustion-related event at our West Elk mine in Colorado in the fourth quarter of 2005 caused the idling of the mine into the first quarter of 2006. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We recognized insurance recoveries related to the event of $10.0 million during the second quarter of 2006 and $20.0 million during the first half of 2006. We reflected the insurance recoveries as a reduction of cost of coal sales.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     The following discussion summarizes our operating results for the three months ended June 30, 2007 and compares those results to our operating results for the three months ended June 30, 2006.
     Revenues. The following table summarizes the number of tons we sold during the three months ended June 30, 2007 and the sales associated with those tons and compares those results to the comparable information for the three months ended June 30, 2006:

	Three Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$386,458	$386,405	$53	0.0%
Tons sold	29,193	28,608	585	2.0
Coal sales realization per ton sold	$13.24	$13.51	$(0.27)	(2.0)
     Our coal sales were flat in the second quarter of 2007 when compared to the second quarter of 2006 as slightly higher sales volumes were offset by lower overall average sales prices. The lower overall average sales price was the result of lower realizations in the Powder River Basin. See the regional sales volume and realization tables below for a more detailed discussion of these regional variances.
     The following table shows the number of tons sold by operating segment during the three months ended June 30, 2007 and compares those amounts to the comparable information for the three months ended June 30, 2006:

	Three Months Ended June 30		Increase
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	24,237	24,107	130	0.5%
Western Bituminous	4,956	4,501	455	10.1

Total	29,193	28,608	585	2.0%

     Sales volume in the Powder River Basin increased slightly during the second quarter of 2007 when compared with the second quarter of 2006. The effect of the restart of the Coal Creek mine during the second half of 2006 was partially offset by a decrease in sales volumes at the Black Thunder mine due to the planned reductions discussed previously.
     In the Western Bituminous region, sales volume increased during the second quarter of 2007 when compared with the second quarter of 2006, reflecting strong customer demand. Shipments increased from the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. Although production was affected by the three planned longwall moves during the second quarter of 2007, we fulfilled customer requirements by shipping from our coal inventories.
     The following table shows the coal sales price per ton by operating segment during the three months ended June 30, 2007 and compares those amounts to the comparable information for the three months ended June 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended June 30, 2007 were $0.03 for the Powder River Basin and $3.41 for the Western Bituminous region. For the three months ended June 30, 2006, transportation costs per ton billed to customers were $0.01 for the Powder River Basin and $2.44 for the Western Bituminous region.

	Three Months Ended June 30		Increase (decrease)
	2007	2006	$	%
Powder River Basin	$10.29	$11.44	$(1.15)	(10.1)%
Western Bituminous	24.13	22.08	2.05	9.3
     Decreases in sales prices in the Powder River Basin during the second quarter of 2007 when compared with the second quarter of 2006 reflect lower base pricing and lower sulfur dioxide emission allowance adjustments. In the Western Bituminous region, higher sales prices during the second quarter of 2007 when compared with the second quarter of 2006 reflect higher base pricing resulting from the roll-off of lower-priced legacy contracts.
     Expenses, costs and other. The following table summarizes our operating costs and expenses for the three months ended June 30, 2007 and compares those results to the comparable information for the three months ended June 30, 2006:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$308,067	$251,276	$(56,791)	(22.6)%
Depreciation, depletion and amortization	32,939	26,853	(6,086)	(22.7)
Selling, general and administrative expenses	6,786	6,529	(257)	(3.9)
Other operating income, net	(7,063)	(1,391)	5,672	407.8

	$340,729	$283,267	$(57,462)	(20.3)%

     Cost of coal sales. Our cost of coal sales increased from the second quarter of 2006 to the second quarter of 2007 primarily due to higher costs in both of our operating regions. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the second quarter of 2006 to the second quarter of 2007 is due primarily to ongoing capital improvement and development projects. For more information on our ongoing capital improvement projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal.
     Other operating income, net. The increase in other operating income, net in the second quarter of 2007 compared to the second quarter of 2006 is primarily due to the impact of a $6.0 million gain on the sale of non-core reserves in the Powder River Basin.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Three Months Ended June 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.03	$2.90	$(1.87)	(64.5)%
Western Bituminous Region	3.77	8.85	(5.08)	(57.4)
     Powder River Basin — On a per-ton basis, operating margins for the second quarter of 2007 decreased from the second quarter of 2006 due to the decrease in per-ton coal sales prices and an increase in per-ton costs. The increase in per-ton costs resulted from higher labor, diesel fuel and dragline maintenance and repair costs, partially offset by lower explosives and sales-sensitive costs.
     Western Bituminous — Operating margins per ton for the second quarter of 2007 decreased from the second quarter of 2006 primarily due to the impact of the three planned longwall moves during the second quarter of 2007 compared to one longwall move in the second quarter of 2006. Additionally, the insurance recovery of $10.0 million in the second quarter of 2006 related to the West Elk outage in late 2005 and early 2006 lowered our operating costs in the second quarter of 2006.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2007 and compares that information to the comparable information for the three months ended June 30, 2006:

			Increase
	Three Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(18,078)	$(18,516)	$438	2.4%
Interest income	24,390	20,642	3,748	18.2

	$6,312	$2,126	$4,186	196.9%

     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the three months ended June 30, 2007 as compared to the same period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     The following discussion summarizes our operating results for the six months ended June 30, 2007 and compares those results to our operating results for the six months ended June 30, 2006.
     Revenues. The following table summarizes the number of tons we sold during the six months ended June 30, 2007 and the sales associated with those tons and compares those results to the comparable information for the six months ended June 30, 2006:

	Six Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$756,555	$748,601	$7,954	1.1%
Tons sold	56,899	54,842	2,057	3.8
Coal sales realization per ton sold	$13.30	$13.65	$(0.35)	(2.6)
     The increase in our coal sales from the first half of 2006 to the first half of 2007 resulted from higher sales volumes, partially offset by a lower overall average price per ton sold. See the regional realization tables below for a discussion of changes in regional sales volumes and prices.
     The following table shows the number of tons sold by operating segment during the six months ended June 30, 2007 and compares those amounts to the comparable information for the six months ended June 30, 2006:

	Six Months Ended June 30		Increase
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	47,179	46,281	898	1.9%
Western Bituminous Region	9,720	8,561	1,159	13.5

Total	56,899	54,842	2,057	3.8%

     Sales volume in the Powder River Basin increased from the first half of 2006 to the first half of 2007 due to the restart of the Coal Creek mine during the second half of 2006. This increase in sales volumes was partially offset by a decrease in production at the Black Thunder mine due to the planned reductions discussed previously, as well as weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007.
     In the Western Bituminous region, sales volume increased during the first half of 2007 when compared with the first half of 2006, due to strong customer demand. The first half of 2007 reflects full six months of production at the West Elk mine, which was idle during the first quarter of 2006 after the combustion-related event, and at the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006. These increases were partially offset by the lower volumes from the planned reductions discussed previously.
     The following table shows the coal sales price per ton by operating segment during the six months ended June 30, 2007 and compares those amounts to the comparable information for the six months ended June 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the six months ended June 30, 2007 were $0.05 for the Powder River Basin and $3.04 for the Western Bituminous region. For the six months ended June 30, 2006, transportation costs per ton billed to customers were $0.03 for the Powder River Basin and $3.05 for the Western Bituminous region.

	Six Months Ended June 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.33	$11.39	$(1.06)	(9.3)%
Western Bituminous Region	24.44	22.66	1.78	7.9
     Decreases in sales prices in the Powder River Basin during the first half of 2007 when compared with the first half of 2006 primarily reflect lower base pricing and lower sulfur dioxide emission allowance adjustments. In the Western Bituminous region, higher sales prices during the first half of 2007 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts.

     Expenses, costs and other. The following table summarizes our operating costs and expenses for the six months ended June 30, 2007 and compares those results to the comparable information for the six months ended June 30, 2006:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$591,338	$503,406	$(87,932)	(17.5)%
Depreciation, depletion and amortization	65,458	50,429	(15,029)	(29.8)
Selling, general and administrative expenses	12,938	12,018	(920)	(7.7)
Other operating income, net	(7,986)	(1,866)	6,120	328.0

	$661,748	$563,987	$(97,761)	(17.3)%

     Cost of coal sales. Our cost of coal sales increased from the first half of 2006 to the first half of 2007 primarily due to higher sales volumes and higher unit costs in both of our operating segments. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the first half of 2006 to the first half of 2007 is due primarily to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal.
     Other operating income, net. The increase in other operating income, net in the first half of 2007 compared to the first half of 2006 is due mainly to the impact of the asset sale noted in the discussion of the three months ended June 30, 2007.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Six Months Ended June 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.16	$2.85	$(1.69)	(59.3)%
Western Bituminous Region	4.49	7.64	(3.15)	(41.2)
     Powder River Basin — On a per-ton basis, operating margins for the first half of 2007 decreased from the first half of 2006 due in part to the decrease in per-ton coal sales prices and increase in per-ton costs. The increase in per-ton costs resulted primarily from higher labor, diesel fuel and dragline maintenance and repair costs, offset by lower explosives and sales-sensitive costs.
     Western Bituminous region — Operating margins per ton for the first half of 2007 decreased from the first half of 2006 primarily due to the impact of the three planned longwall moves during the first half of 2007 compared to one longwall move in the first half of 2006, higher depreciation, depletion and amortization costs and the impact of the start up issues associated with the installation of the new longwall at the Sufco mine. These factors offset the impact of improved per-ton coal sales prices and the impact of the West Elk idling in 2006, net of insurance recoveries.
     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2007 and compares that information to the comparable information for the six months ended June 30, 2006:

			Increase
	Six Months Ended June 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(35,699)	$(36,252)	$553	1.5%
Interest income	47,211	36,964	10,247	27.7

	$11,512	$712	$10,800	1,516.9%

     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance in the six months ended June 30, 2007 as compared to the same period in 2006.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended
	June 30
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$172,030	$349,769
Investing activities	(172,126)	(349,837)
     Cash provided by operating activities decreased $177.7 million in the first half of 2007 compared to the first half of 2006 primarily as a result of the commencement of Arch Coal’s accounts securitization program in the first quarter of 2006, which resulted in a substantial decrease in our trade receivables in the first half of 2006.
     Cash used in investing activities in the first half of 2007 was $177.7 million less than in the first half of 2006, primarily due to the commencement of Arch Coal’s accounts receivable securitization program in the first quarter of 2006, which caused the receivable from Arch Coal to increase $220.7 million in the first half of 2006, compared with $121.7 million in the first half of 2007. In addition, cash used in investing activities decreased due to a decrease in capital spending of $58.5 million in the first half of 2007 when compared with the first half of 2006 and the reimbursement of deposits on equipment in the first half of 2007. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. In the prior year, we incurred costs related to the restart of the Coal Creek mine in the Powder River Basin and the commencement of mining in a new reserve area at the Skyline mine in the Western Bituminous Region. In 2007, we recovered $18.3 million of deposits we made primarily in the fourth quarter of 2006 to purchase equipment in the Powder River Basin that we subsequently leased. In addition, our proceeds from asset sales included $6.0 million from the sale of non-core reserves in the Powder River Basin.
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
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     There is hereby incorporated by reference the information under the caption “Contingencies” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II, Item 1A in the Quarterly Reports on Form 10-Q that we filed during the interim period are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and

Exhibit	Description
Thunder BasinCoal Company, L.L.C.).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Robert J. Messey.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of Robert J. Messey.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC
By:	/s/ Robert J. Messey
Robert J. Messey
Vice President

August 14, 2007