Form 10-Q
period 2007-09-30
ARCH WESTERN RESOURCES LLC
filed 2007-11-13
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 13, 2007, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(unaudited)
REVENUES
Coal sales	$405,055	$369,730	$1,161,610	$1,118,331

COSTS, EXPENSES AND OTHER
Cost of coal sales	317,541	270,178	908,879	773,584
Depreciation, depletion and amortization	35,200	27,860	100,658	78,289
Selling, general and administrative expenses	6,258	5,087	19,196	17,105
Other operating income, net	(808)	(1,437)	(8,794)	(3,303)

	358,191	301,688	1,019,939	865,675

Income from operations	46,864	68,042	141,671	252,656

Interest income (expense), net:
Interest expense	(18,119)	(18,197)	(53,818)	(54,449)
Interest income, primarily from Arch Coal, Inc.	26,429	22,108	73,640	59,072

	8,310	3,911	19,822	4,623

Other non-operating expense:
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	(607)	(1,635)	(3,146)	(6,658)

Income before minority interest	54,567	70,318	158,347	250,621
Minority interest	(4,460)	(2,410)	(14,024)	(23,165)

Net income	$50,107	$67,908	$144,323	$227,456

Net income attributable to redeemable membership interest	$251	$340	$722	$1,138
Net income attributable to non-redeemable membership interest	$49,856	$67,568	$143,601	$226,318
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245	$186
Trade accounts receivable	416	985
Other receivables	2,629	14,733
Inventories	104,679	94,828
Prepaid royalties	805	2,945
Other	21,228	24,458

Total current assets	130,002	138,135

Property, plant and equipment, net	1,213,439	1,233,846

Other assets:
Receivable from Arch Coal, Inc.	1,389,976	1,152,102
Other	26,738	33,689

Total other assets	1,416,714	1,185,791

Total assets	$2,760,155	$2,557,772

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$88,098	$110,725
Accrued expenses	117,018	129,495
Short-term borrowings	49,992	—

Total current liabilities	255,108	240,220
Long-term debt	957,856	958,881
Accrued postretirement benefits other than pension	33,419	31,036
Asset retirement obligations	186,609	174,902
Accrued workers’ compensation	10,501	10,027
Other noncurrent liabilities	50,090	38,705

Total liabilities	1,493,583	1,453,771

Redeemable membership interest	7,651	6,934

Minority interest	176,546	162,522
Non-redeemable membership interest	1,082,375	934,545

Total liabilities and membership interests	$2,760,155	$2,557,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30
	2007	2006
	(unaudited)
OPERATING ACTIVITIES
Net income	$144,323	$227,456
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	100,658	78,289
Minority interest	14,024	23,165
Prepaid royalties expensed	3,440	3,320
Net gain on disposition of assets	(5,923)	(89)
Other non-operating expense	3,146	6,658
Changes in:
Receivables	12,673	103,442
Inventories	(9,851)	(29,111)
Accounts payable and accrued expenses	(35,176)	7,977
Other	36,556	4,040

Cash provided by operating activities	263,870	425,147
INVESTING ACTIVITIES
Capital expenditures	(99,830)	(170,678)
Increase in receivable from Arch Coal, Inc.	(238,297)	(254,640)
Proceeds from dispositions of property, plant and equipment	6,338	185
Additions to prepaid royalties	(200)	—
Reimbursement of deposits on equipment	18,325	—

Cash used in investing activities	(313,664)	(425,133)

FINANCING ACTIVITIES
Proceeds from commercial paper	49,992	—
Debt financing costs	(139)	(15)

Cash provided by (used in) financing activities	49,853	(15)
Increase (decrease) in cash and cash equivalents	59	(1)
Cash and cash equivalents, beginning of period	186	152

Cash and cash equivalents, end of period	$245	$151

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
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2006 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
3. Commercial Paper Placement Program
          On August 15, 2007, the Company entered into a commercial paper placement program to provide short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, the Company may sell up to $50.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a $50.0 million revolving credit facility with a maturity date of June 7, 2008. As of September 30, 2007, the Company had $50.0 million outstanding under the agreement with a weighted-average interest rate of 5.59% and maturity dates ranging from 3 to 59 days.
4. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)
Coal	$15,706	$31,350
Repair parts and supplies	88,973	63,478

	$104,679	$94,828

5. Comprehensive Income
          Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in membership interests during the year, excluding net income and transactions with members.

     The following table details the components of comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
		(In thousands)
Net income	$50,107	$67,908	$144,323	$227,456
Other comprehensive income:
Pension, postretirement and other post-employment benefits adjustment	371	—	1,243	14,531
Unrealized gains on derivatives	607	1,635	3,146	6,658

Total comprehensive income	$51,085	$69,543	$148,712	$248,645

6. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At September 30, 2007 and December 31, 2006, the receivable from Arch Coal was $1,390.0 million and $1,152.1 million, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $26.3 million and $21.9 million for the three months ended September 30, 2007 and 2006, respectively, and $73.2 million and $58.5 million for the nine months ended September 30, 2007 and 2006, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying Condensed Consolidated Balance Sheets as long-term.
     Under the Arch Coal accounts receivable securitization program, the Company sold $374.8 million and $383.6 million of trade accounts receivable to Arch Coal during the three months ended September 30, 2007 and 2006, respectively, at a total discount of $2.4 million and $2.8 million, respectively. During the nine months ended September 30, 2007 and 2006, the Company sold $1,125.5 million and $1,064.1 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $7.5 million and $7.9 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three months ended September 30, 2007 and 2006, the Company incurred production royalties of $8.7 million and $10.2 million, respectively, payable to Arch Coal under sublease agreements. For the nine months ended September 30, 2007 and 2006, the Company incurred production royalties of $26.5 million and $31.3 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $6.3 million and $5.1 million for the three months ended September 30, 2007 and 2006, respectively, and $19.2 million and $17.1 million for the nine months ended September 30, 2007 and 2006, respectively.
7. Contingencies
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

8. Segment Information
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
     Operating segment results for the three and nine month periods ended September 30, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2007

Coal sales	$261,150	$143,905	$—	$405,055
Income (loss) from operations	29,226	23,228	(5,590)	46,864
Total assets	1,686,897	1,892,733	(819,475)	2,760,155
Depreciation, depletion and amortization	18,276	16,924	—	35,200
Capital expenditures	7,397	17,737	—	25,134

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2006
Coal sales	$256,759	$112,971	$—	$369,730
Income (loss) from operations	46,830	28,314	(7,102)	68,042
Total assets	1,522,347	1,789,082	(857,594)	2,453,835
Depreciation, depletion and amortization	15,628	12,232	—	27,860
Capital expenditures	6,852	30,640	—	37,492

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Nine months ended September 30, 2007
Coal sales	$750,566	$411,044	$—	$1,161,610
Income (loss) from operations	85,078	68,836	(12,243)	141,671
Depreciation, depletion and amortization	52,029	48,629	—	100,658
Capital expenditures	21,483	78,347	—	99,830

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Nine months ended September 30, 2006
Coal sales	$785,202	$333,129	$—	$1,118,331
Income (loss) from operations	179,542	94,536	(21,422)	252,656
Depreciation, depletion and amortization	45,892	32,397	—	78,289
Capital expenditures	76,059	94,619	—	170,678

     A reconciliation of segment income from operations to consolidated income before income taxes follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)
Income from operations	$46,864	$68,042	$141,671	$252,656
Interest expense	(18,119)	(18,197)	(53,818)	(54,449)
Interest income	26,429	22,108	73,640	59,072
Other non-operating expense	(607)	(1,635)	(3,146)	(6,658)

Income before minority interest	$54,567	$70,318	$158,347	$250,621

9. Supplemental Condensed Consolidating Financial Information
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

Statements of Operations
Three Months Ended September 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$299,503	$105,552	$—	$405,055
Cost of coal sales	(618)	—	238,234	80,558	(633)	317,541
Depreciation, depletion and amortization	—	—	23,534	11,666	—	35,200
Selling, general and administrative expenses allocated from Arch Coal	6,258	—	—	—	—	6,258
Other operating income	(50)	—	(565)	(826)	633	(808)

	5,590	—	261,203	91,398	—	358,191
Income from investment in subsidiaries	53,022	—	—	—	(53,022)	—

Income from operations	47,432	—	38,300	14,154	(53,022)	46,864
Interest expense	(18,144)	(15,311)	(107)	(587)	16,030	(18,119)
Interest income, primarily from Arch Coal	25,886	16,030	115	428	(16,030)	26,429

	7,742	719	8	(159)	—	8,310
Other non-operating expense	(607)	—	—	—	—	(607)
Minority interest	(4,460)	—	—	—	—	(4,460)

Net income	$50,107	$719	$38,308	$13,995	$(53,022)	$50,107

Statements of Operations
Three Months Ended September 30, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$299,278	$70,452	$—	$369,730
Cost of coal sales	—	—	211,449	58,729	—	270,178
Depreciation, depletion and amortization	—	—	20,624	7,236	—	27,860
Selling, general and administrative expenses allocated from Arch Coal	5,087	—	—	—	—	5,087
Other operating income	—	—	(1,165)	(272)	—	(1,437)

	5,087	—	230,908	65,693	—	301,688
Income from investment in subsidiaries	73,708	—	—	—	(73,708)	—

Income from operations	68,621	—	68,370	4,759	(73,708)	68,042
Interest expense	(18,395)	(15,366)	(57)	(388)	16,009	(18,197)
Interest income, primarily from Arch Coal	21,727	16,009	147	234	(16,009)	22,108

	3,332	643	90	(154)	—	3,911
Other non-operating expense	(1,635)	—	—	—	—	(1,635)
Minority interest	(2,410)	—	—	—	—	(2,410)

Net income	$67,908	$643	$68,460	$4,605	$(73,708)	$67,908

Statements of Operations
Nine Months Ended September 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$870,193	$291,417	$—	$1,161,610
Cost of coal sales	(838)	—	692,866	218,746	(1,895)	908,879
Depreciation, depletion and amortization	—	—	67,362	33,296	—	100,658
Selling, general and administrative expenses allocated from Arch Coal	19,196	—	—	—	—	19,196
Other operating (income) expense	(6,115)	—	(1,912)	(2,662)	1,895	(8,794)

	12,243	—	758,316	249,380	—	1,019,939
Income from investment in subsidiaries	155,721	—	—	—	(155,721)	—

Income from operations	143,478	—	111,877	42,037	(155,721)	141,671
Interest expense	(54,065)	(45,747)	(311)	(1,776)	48,081	(53,818)
Interest income, primarily from Arch Coal	72,080	48,081	351	1,209	(48,081)	73,640

	18,015	2,334	40	(567)	—	19,822
Other non-operating expense	(3,146)	—	—	—	—	(3,146)
Minority interest	(14,024)	—	—	—	—	(14,024)

Net income (loss)	$144,323	$2,334	$111,917	$41,470	$(155,721)	$144,323

Statements of Operations
Nine Months Ended September 30, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$878,171	$240,160	$—	$1,118,331
Cost of coal sales	2,370	—	606,252	164,962	—	773,584
Depreciation, depletion and amortization	—	—	59,150	19,139	—	78,289
Selling, general and administrative expenses allocated from Arch Coal	17,105	—	—	—	—	17,105
Other operating income	(68)	—	(2,175)	(1,060)	—	(3,303)

	19,407	—	663,227	183,041	—	865,675
Income from investment in subsidiaries	273,393	—	—	—	(273,393)	—

Income from operations	253,986	—	214,944	57,119	(273,393)	252,656
Interest expense	(54,544)	(46,138)	(406)	(1,399)	48,038	(54,449)
Interest income, primarily from Arch Coal	57,837	48,038	405	830	(48,038)	59,072

	3,293	1,900	(1)	(569)	—	4,623
Other non-operating expense	(6,658)	—	—	—	—	(6,658)
Minority interest	(23,165)	—	—	—	—	(23,165)

Net income (loss)	$227,456	$1,900	$214,943	$56,550	$(273,393)	$227,456

Balance Sheets
September 30, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$138	$—	$34	$73	$—	$245
Trade accounts receivable	—	—	—	416	—	416
Other receivables	811	—	1,405	413	—	2,629
Inventories	—	—	83,499	21,180	—	104,679
Prepaid royalties	—	—	—	805	—	805
Other	3,442	2,157	6,562	9,067	—	21,228

Total current assets	4,391	2,157	91,500	31,954	—	130,002

Property, plant and equipment, net			843,922	369,517	—	1,213,439

Investment in subsidiaries	2,076,149	—	—	—	(2,076,149)	—
Receivable from Arch Coal, Inc.	1,362,585	—	(112)	27,503	—	1,389,976
Intercompanies	(2,087,702)	963,982	1,068,292	55,428	—	—
Other	792	10,154	11,991	3,801	—	26,738

Total other assets	1,351,824	974,136	1,080,171	86,732	(2,076,149)	1,416,714

Total assets	$1,356,215	$976,293	$2,015,593	$488,203	$(2,076,149)	$2,760,155

Accounts payable	2,783	—	68,361	16,954	—	88,098
Accrued expenses	2,231	16,032	88,119	10,636	—	117,018
Short-term borrowings	49,992	—	—	—	—	49,992

Total current liabilities	55,006	16,032	156,480	27,590	—	255,108
Long-term debt	—	957,856	—	—	—	957,856

Accrued postretirement benefits other than pension	20,935	—	2,485	9,999	—	33,419
Asset retirement obligations	—	—	174,775	11,834	—	186,609
Accrued workers’ compensation	5,832	—	1,138	3,531	—	10,501
Other noncurrent liabilities	7,870	—	36,656	5,564	—	50,090

Total liabilities	89,643	973,888	371,534	58,518	—	1,493,583

Redeemable membership interest	7,651	—	—	—	—	7,651
Minority interest	176,546	—	—	—	—	176,546
Non-redeemable membership interest	1,082,375	2,405	1,644,059	429,685	(2,076,149)	1,082,375

Total liabilities and membership interests	$1,356,215	$976,293	$2,015,593	$488,203	$(2,076,149)	$2,760,155

Balance Sheets
December 31, 2006
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$161	$25	$—	$186
Trade accounts receivable	—	—	—	985	—	985
Other receivables	1,007	—	13,453	273	—	14,733
Inventories	—	—	58,796	36,032	—	94,828
Prepaid royalties	—	—	2,648	297	—	2,945
Other current assets	11,439	2,154	6,235	4,630	—	24,458

Total current assets	12,446	2,154	81,293	42,242	—	138,135

Property, plant and equipment, net	—	—	879,211	354,635	—	1,233,846

Investment in subsidiaries	1,917,292	—	—	—	(1,917,292)	—
Receivable from Arch Coal, Inc.	1,124,910	—	(2)	27,194	—	1,152,102
Intercompanies	(1,903,278)	977,096	910,676	15,506	—	—
Other	639	11,764	15,829	5,457	—	33,689

Total other assets	1,139,563	988,860	926,503	48,157	(1,917,292)	1,185,791

Total assets	$1,152,009	$991,014	$1,887,007	$445,034	$(1,917,292)	$2,557,772

Accounts payable	15,151	—	77,347	18,227	—	110,725
Accrued expenses	3,360	32,063	85,202	8,870	—	129,495

Total current liabilities	18,511	32,063	162,549	27,097	—	240,220
Long-term debt	—	958,881	—	—	—	958,881
Accrued postretirement benefits other than pension	18,981	—	2,485	9,570	—	31,036
Asset retirement obligations	—	—	163,832	11,070	—	174,902
Accrued workers’ compensation	5,262	—	1,236	3,529	—	10,027
Other noncurrent liabilities	5,254	—	27,757	5,694	—	38,705

Total liabilities	48,008	990,944	357,859	56,960	—	1,453,771

Redeemable membership interest	6,934	—	—	—	—	6,934

Minority interest	162,522	—	—	—	—	162,522
Non-redeemable membership interest	934,545	70	1,529,148	388,074	(1,917,292)	934,545

Total liabilities and membership interests	$1,152,009	$991,014	$1,887,007	$445,034	$(1,917,292)	$2,557,772

Statements of Cash Flows
Nine Months Ended September 30, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	$(2,464)	$(13,114)	$189,338	$90,110	$263,870
INVESTING ACTIVITIES
Capital expenditures	—	—	(50,431)	(49,399)	(99,830)
Increase in receivable from Arch Coal	(237,675)	—	(2)	(620)	(238,297)
Proceeds from dispositions of property, plant and equipment	6,000	—	259	79	6,338
Additions to prepaid royalties	—	—	—	(200)	(200)
Reimbursement of deposits on equipment	—	—	18,325	—	18,325

Cash used in investing activities	(231,675)	—	(31,849)	(50,140)	(313,664)
FINANCING ACTIVITIES
Proceeds from commercial paper	49,992	—	—	—	49,992
Debt financing costs	(139)	—	—	—	(139)
Transactions with affiliates, net	184,424	13,114	(157,616)	(39,922)	—

Cash provided by (used in) financing activities	234,277	13,114	(157,616)	(39,922)	49,853

Increase (decrease) in cash and cash equivalents	138	—	(127)	48	59
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$138	$—	$34	$73	$245

Statements of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	$67,658	$(13,537)	$290,047	$80,979	$425,147
INVESTING ACTIVITIES
Capital expenditures	—	—	(92,555)	(78,123)	(170,678)
Increase in receivable from Arch Coal	(236,677)	—	(469)	(17,494)	(254,640)
Proceeds from dispositions of property, plant and equipment	—	—	92	93	185

Cash used in investing activities	(236,677)	—	(92,932)	(95,524)	(425,133)
FINANCING ACTIVITIES
Debt financing costs	—	(15)	—	—	(15)
Transactions with affiliates, net	169,019	13,552	(197,143)	14,572	—

Cash provided by (used in) financing activities	169,019	13,537	(197,143)	14,572	(15)

Increase (decrease) in cash and cash equivalents	—	—	(28)	27	(1)
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$98	$53	$151

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
Executive Overview
     Market conditions were considerably less favorable in the third quarter of 2007 than in the year-ago period. At the end of 2006, we announced reductions in production volume targets in response to the soft market conditions. These volume reductions affected both our Powder River Basin and Western Bituminous operating segments.
     We believe market fundamentals are improving, as indicated by key trends. We estimate that domestic coal consumption increased approximately 22.0 million tons during the first nine months of 2007 and that domestic coal production declined 13 million tons during the same period. We believe these trends are moving coal supply and demand into balance. Furthermore, we anticipate that strong domestic and global demand growth for coal along with supply pressures will positively influence future coal prices. Increased electricity demand, the relatively high cost of competing fossil fuels, planned new coal-fueled electric generation facilities and geopolitical risks associated with global oil and natural gas resources suggest that the long-term fundamentals of the domestic coal industry remain strong.
     Our results during the third quarter of 2007 when compared to the third quarter of 2006 were affected by our regional sales mix as well as higher costs in both the Powder River Basin and the Western Bituminous region.
Results of Operations
Items Affecting Comparability of Reported Results
     A combustion-related event at our West Elk mine in Colorado in the fourth quarter of 2005 caused the idling of the mine into the first quarter of 2006. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We recognized insurance recoveries related to the event of $10.0 million during the third quarter of 2006 and $30.0 million during the first nine months of 2006. We reflected the insurance recoveries as a reduction of cost of coal sales.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The following discussion summarizes our operating results for the three months ended September 30, 2007 and compares those results to our operating results for the three months ended September 30, 2006.
     Revenues. The following table compares the number of tons we sold during the three months ended September 30, 2007 and the sales associated with those tons with the comparable information for the three months ended September 30, 2006:

	Three Months Ended September 30		Increase
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$405,055	$369,730	$35,325	9.6%
Tons sold	30,128	28,729	1,399	4.9
Coal sales realization per ton sold	$13.44	$12.87	$0.57	4.4
          Coal sales increased from the third quarter of 2006 to the third quarter of 2007 due to higher sales volume along with changes in our segment mix. An increase in Western Bituminous sales volumes resulted in a higher average sales price. See the regional sales volume and realization tables below for a more detailed discussion of these regional variances.
          The following table compares the number of tons sold by operating segment during the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006:

	Three Months Ended September 30		Increase
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	25,071	24,533	538	2.2%
Western Bituminous	5,057	4,196	861	20.5

Total	30,128	28,729	1,399	4.9

          Sales volume in the Powder River Basin increased during the third quarter of 2007 when compared with the third quarter of 2006 due to increased sales from the Coal Creek mine, partially offset by a decrease in sales from the Black Thunder mine due to the planned reductions discussed previously.
          In the Western Bituminous region, sales volume increased during the third quarter of 2007 when compared with the third quarter of 2006 reflecting an increase in sales volume from the Skyline mine and from the Dugout mine, which experienced the effects of an extended longwall move in the third quarter of 2006.
          The following table compares the coal sales price per ton by operating segment during the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the three months ended September 30, 2007 were $0.02 for the Powder River Basin and $3.30 for the Western Bituminous region. For the three months ended September 30, 2006, transportation costs per ton billed to customers were $0.01 for the Powder River Basin and $2.71 for the Western Bituminous region.

	Three Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.40	$10.46	$(0.06)	(0.6)%
Western Bituminous	25.16	24.21	0.95	3.9
          Decreases in sales prices in the Powder River Basin during the third quarter of 2007 when compared with the third quarter of 2006 reflect lower base pricing, partially offset by favorable quality adjustments. In the Western Bituminous region, higher sales prices during the third quarter of 2007 when compared with the third quarter of 2006 reflect higher base pricing resulting from the roll-off of lower-priced legacy contracts.
          Expenses, costs and other. The following table compares expenses, costs and other operating income, net for the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006:

			Decrease
	Three Months Ended September 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$317,541	$270,178	$(47,363)	(17.5)%
Depreciation, depletion and amortization	35,200	27,860	(7,340)	(26.3)
Selling, general and administrative expenses	6,258	5,087	(1,171)	(23.0)
Other operating income, net	(808)	(1,437)	(629)	(43.8)

	$358,191	$301,688	$(56,503)	(18.7)%

     Cost of coal sales. Cost of coal sales increased from the third quarter of 2006 to the third quarter of 2007 primarily due to higher costs in both of our operating regions. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the third quarter of 2006 to the third quarter of 2007 is primarily due to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
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

	Three Months Ended September 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.15	$1.86	$(0.71)	(38.2)%
Western Bituminous Region	4.42	6.21	(1.79)	(28.8)
     Powder River Basin — On a per-ton basis, operating margins for the third quarter of 2007 decreased from the third quarter of 2006 primarily due to an increase in per-ton costs. The increase in per-ton costs resulted from higher diesel fuel prices and tire costs, partially offset by lower explosives costs.
     Western Bituminous — Operating margins per ton for the third quarter of 2007 decreased from the third quarter of 2006 primarily due to the impact of the insurance recovery of $10.0 million in the third quarter of 2006 related to the West Elk mine’s combustion-related event and related idling in late 2005 and early 2006 and higher depreciation, depletion and amortization costs.
     Net interest income. The following table compares our net interest income for the three months ended September 30, 2007 with the comparable information for the three months ended September 30, 2006:

			Increase
	Three Months Ended September 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(18,119)	$(18,197)	$78	0.4%
Interest income	26,429	22,108	4,321	19.5

	$8,310	$3,911	$4,399	112.5%

     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance during the three months ended September 30, 2007 as compared to the same period in 2006.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     The following discussion summarizes our operating results for the nine months ended September 30, 2007 and compares those results to our operating results for the nine months ended September 30, 2006.
     Revenues. The following table summarizes the number of tons we sold during the nine months ended September

30, 2007 and the sales associated with those tons and compares those results to the comparable information for the nine months ended September 30, 2006:

	Nine Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,161,610	$1,118,331	$43,279	3.9%
Tons sold	87,027	83,571	3,456	4.1
Coal sales realization per ton sold	$13.35	$13.38	$(0.03)	(0.2)
     The increase in our coal sales from the first nine months of 2006 to the first nine months of 2007 primarily resulted from higher sales volumes. See the regional realization tables below for a discussion of changes in regional sales volumes and prices.
     The following table shows the number of tons sold by operating segment during the nine months ended September 30, 2007 and compares those amounts to the comparable information for the nine months ended September 30, 2006:

	Nine Months Ended September 30		Increase
	2007	2006	Tons	%
	(Amounts in thousands)
Powder River Basin	72,250	70,814	1,436	2.0%
Western Bituminous Region	14,777	12,757	2,020	15.8

Total	87,027	83,571	3,456	4.1%

     Sales volume in the Powder River Basin increased from the first nine months of 2006 to the first nine months of 2007 due to increased sales from the Coal Creek mine, partially offset by a decrease at the Black Thunder mine due to the planned reductions discussed previously, as well as weather-related shipment challenges and an unplanned belt outage in the first quarter of 2007. The Coal Creek mine was restarted during 2006.
     In the Western Bituminous region, sales volume increased during the first nine months of 2007 when compared with the first nine months of 2006, reflecting a full nine months of production at the West Elk mine, which was idle during the first quarter of 2006 after the combustion-related event, and at the Skyline longwall mine, which commenced mining in a new reserve area in the second quarter of 2006.
     The following table shows the coal sales price per ton by operating segment during the nine months ended September 30, 2007 and compares those amounts to the comparable information for the nine months ended September 30, 2006. Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts, as adjusted, better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. Transportation costs per ton billed to customers for the nine months ended September 30, 2007 were $0.04 for the Powder River Basin and $3.13 for the Western Bituminous region. For the nine months ended September 30, 2006, transportation costs per ton billed to customers were $0.02 for the Powder River Basin and $2.94 for the Western Bituminous region.

	Nine Months Ended September 30		Increase (Decrease)
	2007	2006	$	%
Powder River Basin	$10.35	$11.07	$(0.72)	(6.5)%
Western Bituminous Region	24.69	23.17	1.52	6.6
     Decreases in sales prices in the Powder River Basin during the first nine months of 2007 when compared with the first nine months of 2006 primarily reflect the higher volumes from the Coal Creek mine, which has a lower price due to its lower heat content, and lower sulfur dioxide emission allowance adjustments, primarily in the first quarter of 2007. In the Western Bituminous region, higher sales prices during the first nine months of 2007 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the nine months ended September 30, 2007 and compares those results to the comparable information for the nine months ended September 30, 2006:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Cost of coal sales	$908,879	$773,584	$(135,295)	(17.5)%
Depreciation, depletion and amortization	100,658	78,289	(22,369)	(28.6)
Selling, general and administrative expenses	19,196	17,105	(2,091)	(12.2)
Other operating income, net	(8,794)	(3,303)	5,491	166.2

	$1,019,939	$865,675	$(154,264)	(17.8)%

     Cost of coal sales. Our cost of coal sales increased from the first nine months of 2006 to the first nine months of 2007 primarily due to higher sales volumes and higher unit costs in both of our operating segments. See the analysis of regional operating margins below for a more detailed discussion of these regional variances.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization from the first nine months of 2006 to the first nine months of 2007 is primarily due to ongoing capital improvement and development projects. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal.
     Other operating income, net. The increase in other operating income, net in the first nine months of 2007 compared to the first nine months of 2006 is due mainly to the impact of a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin.
     Operating margins. Our operating margins (reflected below on a per-ton basis) include all mining costs, which consist of all amounts classified as cost of coal sales (except pass-through transportation costs discussed in “Revenues” above) and all depreciation, depletion and amortization attributable to mining operations.

	Nine Months Ended September 30		Decrease
	2007	2006	$	%
Powder River Basin	$1.15	$2.51	$(1.36)	(54.2)%
Western Bituminous Region	4.46	7.17	(2.71)	(37.8)
     Powder River Basin — On a per-ton basis, operating margins for the first nine months of 2007 decreased from the first nine months of 2006 due to an increase in per-ton costs. The increase in per-ton costs resulted primarily from higher diesel fuel prices and maintenance, repair and tire costs, partially offset by lower explosives costs.
     Western Bituminous region — Operating margins per ton for the first nine months of 2007 decreased from the first nine months of 2006 primarily due to the impact of higher depreciation, depletion and amortization costs and the impact of the installation of the new longwall at the Sufco mine. These factors offset the impact of improved per-ton coal sales prices. The $30.0 million of insurance proceeds we recognized during the nine months ended September 30, 2006 related to the combustion-related event at the West Elk mine in the fourth quarter of 2005 offset the estimated $30.0 million adverse effect of the idling of the mine in the first quarter of 2006.
     Net interest income. The following table summarizes our net interest income for the nine months ended September 30, 2007 and compares that information to the comparable information for the nine months ended September 30, 2006:

			Increase
	Nine Months Ended September 30		in Net Income
	2007	2006	$	%
	(Amounts in thousands)
Interest expense	$(53,818)	$(54,449)	$631	1.2%
Interest income	73,640	59,072	14,568	24.7

	$19,822	$4,623	$15,199	328.8%

     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income results primarily from a higher average receivable balance during the nine months ended September 30, 2007 as compared to the same period in 2006.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, sales of assets, our new commercial paper program and debt offerings related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and, if necessary, cash from Arch Coal. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended
	September 30
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$263,870	$425,147
Investing activities	(313,664)	(425,133)
Financing activities	49,853	(15)
     Cash provided by operating activities decreased $161.3 million in the first nine months of 2007 compared to the first nine months of 2006 primarily as a result of the commencement of Arch Coal’s accounts securitization program in the first quarter of 2006, which resulted in a substantial decrease in our trade receivables in the first half of 2006.
     Cash used in investing activities in the first nine months of 2007 was $111.5 million less than in the first nine months of 2006, primarily due to a decrease in capital spending of $70.8 million in the first nine months of 2007 when compared with the first nine months of 2006. In addition, cash used in investing activities decreased due to the commencement of Arch Coal’s accounts receivable securitization program in the first quarter of 2006, which caused the receivable from Arch Coal to increase $254.6 million in the first nine months of 2006, compared with $238.3 million in the first nine months of 2007. Capital expenditures are made to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. In the prior year, we incurred costs related to the restart of the Coal Creek mine in the Powder River Basin and the commencement of mining in a new reserve area at the Skyline mine in the Western Bituminous Region. In 2007, we recovered $18.3 million of deposits we made primarily in the fourth quarter of 2006 to purchase equipment in the Powder River Basin that we subsequently leased. In addition, our proceeds from asset sales in 2007 included $6.0 million from the sale of non-core reserves in the Powder River Basin.
     On August 15, 2007, we entered into a commercial paper placement program to provide short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, we may sell up to $50.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by an unsecured $50.0 million revolving credit facility with a maturity date of June 7, 2008. As of September 30, 2007, we had $50.0 million outstanding under the agreement with a weighted-average interest rate of 5.59% and maturity dates ranging from 3 to 59 days.

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
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
November 13, 2007