Form 10-Q
period 2008-03-31
ARCH WESTERN RESOURCES LLC
filed 2008-05-15
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to           .
Commission file number: 333-107569-03
Arch Western Resources, LLC
(Exact name of registrant as specified in its charter)

Delaware	43-1811130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One CityPlace Drive, Suite 300, St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 15, 2008, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended March 31
	2008	2007
	(unaudited)
REVENUES
Coal sales	$437,209	$370,097

COSTS, EXPENSES AND OTHER
Cost of coal sales	336,723	283,271
Depreciation, depletion and amortization	39,656	32,519
Selling, general and administrative expenses	7,557	6,152
Other operating income, net	(951)	(923)

	382,985	321,019

Income from operations	54,224	49,078

Interest income, net:
Interest expense	(17,475)	(17,621)
Interest income, primarily from Arch Coal, Inc.	21,845	22,821

	4,370	5,200

Non-operating expense	—	(1,269)

Income before minority interest	58,594	53,009
Minority interest	(3,726)	(4,732)

Net income	$54,868	$48,277

Net income attributable to redeemable membership interest	$274	$241
Net income attributable to non-redeemable membership interest	$54,594	$48,036
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,972	$248
Receivables	1,870	3,559
Inventories	147,398	141,626
Other	23,035	27,128

Total current assets	175,275	172,561

Property, plant and equipment, net	1,284,230	1,225,993

Other assets
Receivable from Arch Coal, Inc.	1,436,707	1,427,833
Other	25,685	25,800

Total other assets	1,462,392	1,453,633

Total assets	$2,921,897	$2,852,187

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities
Accounts payable	$95,926	$82,254
Accrued expenses	108,738	128,754
Commercial paper	74,905	74,959

Total current liabilities	279,569	285,967
Long-term debt	957,173	957,514
Accrued postretirement benefits other than pension	37,618	36,805
Asset retirement obligations	197,756	194,190
Accrued workers’ compensation	9,142	8,784
Other noncurrent liabilities	43,728	30,725

Total liabilities	1,524,986	1,513,985

Redeemable membership interest	8,274	8,000

Minority interest	186,744	183,018
Non-redeemable membership interest	1,201,893	1,147,184

Total liabilities and membership interests	$2,921,897	$2,852,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31
	2008	2007
	(unaudited)
OPERATING ACTIVITIES
Net income	$54,868	$48,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	39,656	32,519
Prepaid royalties expensed	20	1,615
Net gain on dispositions of property, plant and equipment	(150)	—
Minority interest	3,726	4,732
Other non-operating expense	—	1,269
Changes in:
Receivables	1,689	10,469
Inventories	(5,772)	(5,390)
Accounts payable and accrued expenses	(6,272)	(43,444)
Other	22,396	18,769

Cash provided by operating activities	110,161	68,816
INVESTING ACTIVITIES
Capital expenditures	(98,495)	(42,861)
Increase in receivable from Arch Coal, Inc.	(9,038)	(39,788)
Proceeds from dispositions of property, plant and equipment	150	232
Reimbursement of deposits on equipment	—	13,492

Cash used in investing activities	(107,383)	(68,925)

FINANCING ACTIVITIES
Net payments on commercial paper	(54)	—

Cash used in financing activities	(54)	—

Increase (decrease) in cash and cash equivalents	2,724	(109)
Cash and cash equivalents, beginning of period	248	186

Cash and cash equivalents, end of period	$2,972	$77

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The unaudited condensed consolidated financial statements include the accounts of Arch Western Resources, LLC and its subsidiaries and controlled entities (the “Company”). Arch Coal, Inc. (“Arch Coal”) has a 99.5% common membership interest in the Company, while BP p.l.c. has a 0.5% common membership interest and a 0.5% preferred membership interest in the Company. Intercompany transactions and accounts have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
     Accounting Pronouncements Adopted
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”). Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 is effective prospectively for financial instruments recorded at fair value on a recurring basis. The FASB deferred the effective date of Statement No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which the Company will adopt effective January 1, 2009.
     On January 1, 2008, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) became effective. Statement No. 159 permits entities the choice to measure certain financial instruments and other items at fair value. The Company did not elect to measure any financial instruments or other items at fair value under Statement No. 159.
          Accounting Standards Issued and Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not allowed. The Company is analyzing Statement No. 160 to determine what the impact of adoption will be.

     3. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)
Coal	$43,684	$42,942
Repair parts and supplies, net of allowance	103,714	98,684

	$147,398	$141,626

4. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table details the components of comprehensive income:

	Three Months Ended March 31
	2008	2007
	(In thousands)
Net income	$54,868	$48,277
Other comprehensive income:
Pension, postretirement and other post-employment benefits, net of reclassifications into net income	138	505
Net losses on derivatives reclassified to income	—	1,269

Total comprehensive income	$55,006	$50,051

5. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At both March 31, 2008 and December 31, 2007, the receivable from Arch Coal was $1.4 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the three months ended March 31, 2008 and 2007 was $21.8 million and $22.7 million, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying Consolidated Balance Sheets as long-term.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended March 31, 2008 and 2007, the Company sold $412.9 million and $377.2 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $2.3 million and $2.5 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     The Company mines on tracts that are owned or leased by Arch Coal and subleased to the Company. For the three months ended March 31, 2008 and 2007, the Company incurred production royalties of $9.2 million and $9.1 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $7.6 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
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
     Operating segment results for the three months ended March 31, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2008

Coal sales	$275,688	$161,521	$—	$437,209
Income (loss) from operations	28,787	33,961	(8,524)	54,224
Total assets	1,751,366	1,965,108	(794,577)	2,921,897
Depreciation, depletion and amortization	18,223	21,433	—	39,656
Capital expenditures	38,177	60,318	—	98,495

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2007
Coal sales	$239,457	$130,640	$—	$370,097
Income (loss) from operations	30,249	25,902	(7,073)	49,078
Total assets	1,615,854	1,844,506	(877,393)	2,582,967
Depreciation, depletion and amortization	16,038	16,481	—	32,519
Capital expenditures	13,123	29,738	—	42,861
     A reconciliation of segment income from operations to consolidated income before minority interest follows:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)
Income from operations	$54,224	$49,078
Interest expense	(17,475)	(17,621)
Interest income	21,845	22,821
Other non-operating expense	—	(1,269)

Income before minority interest	$58,594	$53,009

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2008
(in thousands)

			Guarantor	Non- Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$340,134	$97,075	$—	$437,209
Cost of coal sales	998	—	266,521	69,835	(631)	336,723
Depreciation, depletion and amortization	—	—	22,740	16,916	—	39,656
Selling, general and administrative expenses allocated from Arch Coal	7,557	—	—	—	—	7,557
Other operating income, net	(31)	—	(775)	(776)	631	(951)

	8,524	—	288,486	85,975	—	382,985
Income from investment in subsidiaries	64,466	—	—	—	(64,466)	—

Income from operations	55,942	—	51,648	11,100	(64,466)	54,224
Interest expense	(18,782)	(14,157)	(105)	(462)	16,031	(17,475)
Interest income, primarily from Arch Coal	21,434	16,031	88	323	(16,031)	21,845

	2,652	1,874	(17)	(139)	—	4,370
Minority interest	(3,726)	—	—	—	—	(3,726)

Net income	$54,868	$1,874	$51,631	$10,961	$(64,466)	$54,868

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2007
(in thousands)

			Guarantor	Non- Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$282,422	$87,675	$—	$370,097
Cost of coal sales	946	—	219,310	63,684	(669)	283,271
Depreciation, depletion and amortization	—	—	21,440	11,079	—	32,519
Selling, general and administrative expenses allocated from Arch Coal	6,152	—	—	—	—	6,152
Other operating income, net	(25)	—	(611)	(956)	669	(923)

	7,073	—	240,139	73,807	—	321,019
Income from investment in subsidiaries	56,987	—	—	—	(56,987)	—

Income from operations	49,914	—	42,283	13,868	(56,987)	49,078
Interest expense	(17,947)	(15,013)	(99)	(582)	16,020	(17,621)
Interest income, primarily from Arch Coal	22,311	16,020	133	377	(16,020)	22,821

	4,364	1,007	34	(205)	—	5,200
Other non-operating expense	(1,269)	—	—	—	—	(1,269)
Minority interest	(4,732)	—	—	—	—	(4,732)

Net income	$48,277	$1,007	$42,317	$13,663	$(56,987)	$48,277

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2008
(in thousands)

			Guarantor	Non- Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,911	$—	$44	$17	$—	$2,972
Receivables	316	—	1,346	208	—	1,870
Inventories	—	—	98,712	48,686	—	147,398
Other	7,753	2,149	6,442	6,691	—	23,035

Total current assets	10,980	2,149	106,544	55,602	—	175,275

Property, plant and equipment, net	—	—	936,468	347,762	—	1,284,230

Investment in subsidiaries	2,206,091	—	—	—	(2,206,091)	—
Receivable from Arch Coal, Inc.	1,410,980	—	—	25,727	—	1,436,707
Intercompanies	(2,120,056)	967,401	1,071,105	81,550	—	—
Other	1,135	9,081	11,625	3,844	—	25,685

Total other assets	1,498,150	976,482	1,082,730	111,121	(2,206,091)	1,462,392

Total assets	$1,509,130	$978,631	$2,125,742	$514,485	$(2,206,091)	$2,921,897

Accounts payable	4,808	—	76,041	15,077	—	95,926
Accrued expenses	2,335	16,031	81,936	8,436	—	108,738
Commercial paper	74,905	—	—	—	—	74,905

Total current liabilities	82,048	16,031	157,977	23,513	—	279,569

	—	957,173	—	—	—	957,173

Accrued postretirement benefits other than pension	25,001	—	2,485	10,132	—	37,618
Asset retirement obligations	—	—	185,389	12,367	—	197,756
Accrued workers’ compensation	4,473	—	837	3,832	—	9,142
Other noncurrent liabilities	697	—	37,905	5,126	—	43,728

Total liabilities	112,219	973,204	384,593	54,970	—	1,524,986

Redeemable membership interest	8,274	—	—	—	—	8,274
Minority interest	186,744	—	—	—	—	186,744
Non-redeemable membership interest	1,201,893	5,427	1,741,149	459,515	(2,206,091)	1,201,893

Total liabilities and membership interests	$1,509,130	$978,631	$2,125,742	$514,485	$(2,206,091)	$2,921,897

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007
(in thousands)

			Guarantor	Non- Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$78	$—	$16	$154	$—	$248
Receivables	1,145	—	1,224	1,190	—	3,559
Inventories	—	—	98,638	42,988	—	141,626
Other	11,342	2,153	5,868	7,765	—	27,128

Total current assets	12,565	2,153	105,746	52,097	—	172,561

Property, plant and equipment, net	—	—	864,575	361,418	—	1,225,993

Investment in subsidiaries	2,140,722	—	—	—	(2,140,722)	—
Receivable from Arch Coal, Inc.	1,399,046	—	(112)	28,899	—	1,427,833
Intercompanies	(2,105,212)	981,359	1,064,385	59,468	—	—
Other	802	9,617	11,611	3,770	—	25,800

Total other assets	1,435,358	990,976	1,075,884	92,137	(2,140,722)	1,453,633

Total assets	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

Accounts payable	3,434	—	62,504	16,316	—	82,254
Accrued expenses	2,863	32,063	83,515	10,313	—	128,754
Commercial paper	74,959	—	—	—	—	74,959

Total current liabilities	81,256	32,063	146,019	26,629	—	285,967

	—	957,514	—	—	—	957,514

Accrued postretirement benefits other than pension	24,482	—	2,485	9,838	—	36,805
Asset retirement obligations	—	—	182,101	12,089	—	194,190
Accrued workers’ compensation	4,293	—	1,053	3,438	—	8,784
Other noncurrent liabilities	(310)	—	25,886	5,149	—	30,725

Total liabilities	109,721	989,577	357,544	57,143	—	1,513,985

Redeemable membership interest	8,000	—	—	—	—	8,000
Minority interest	183,018	—	—	—	—	183,018
Non-redeemable membership interest	1,147,184	3,552	1,688,661	448,509	(2,140,722)	1,147,184

Total liabilities and membership interests	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$141	$(13,958)	$101,249	$22,729	$110,161
Investing Activities
Capital expenditures	—	—	(94,539)	(3,956)	(98,495)
Increase in receivable from Arch Coal	(12,098)	—	(112)	3,172	(9,038)
Proceeds from dispositions of property, plant and equipment	—	—	150	—	150

Cash used in investing activities	(12,098)	—	(94,501)	(784)	(107,383)
Financing Activities
Net payments on commercial paper	(54)	—	—	—	(54)
Transactions with affiliates, net	14,844	13,958	(6,720)	(22,082)	—

Cash provided by (used in) financing activities	14,790	13,958	(6,720)	(22,082)	(54)

Increase (decrease) in cash and cash equivalents	2,833	—	28	(137)	2,724
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$2,911	$—	$44	$17	$2,972

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Operating Activities
Cash provided by (used in) operating activities	$(7,889)	$(14,826)	$72,330	$19,201	$68,816
Investing Activities
Capital expenditures	—	—	(20,819)	(22,042)	(42,861)
Increase in receivable from Arch Coal	(40,107)	—	(112)	431	(39,788)

Proceeds from dispositions of property, plant and equipment	—	—	213	19	232
Reimbursement of deposit on equipment	—	—	13,492	—	13,492

Cash used in investing activities	(40,107)	—	(7,226)	(21,592)	(68,925)
Financing Activities
Transactions with affiliates, net	47,996	14,826	(65,252)	2,430	—

Cash provided by (used in) financing activities	47,996	14,826	(65,252)	2,430	—

Increase (decrease) in cash and cash equivalents	—	—	(148)	39	(109)
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$—	$—	$13	$64	$77

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
     The locations of our mines enable us to ship coal to numerous major coal-fueled power plants. Our two reportable business segments are based on the low-sulfur coal producing regions in the United States in which we operate – the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations.
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
     We believe that growing domestic and international coal demand, along with persistent challenges in augmenting global coal production, infrastructure and transportation networks, has led to a shift in worldwide coal trade. Constrained global coal supply has allowed the United States to become a more significant exporter of coal. We believe that a strengthening international coal market is positively influencing domestic coal markets, particularly the Central Appalachia region, and we expect that trend to continue. In fact, we anticipate that continued increases in global and domestic coal-based electricity generation and increases in net coal exports from the United States will have a positive influence on future coal prices. As the availability of coal from the Central Appalachia region decreases, whether as a result of increases in net coal exports or an overall decrease in coal production in this region, we expect that utilities located in the eastern United States will increasingly look to the Powder River Basin to satisfy that coal demand. Over time, we believe this increasing demand for Powder River Basin coal will have a positive effect on coal prices in this region.
     During the first quarter of 2008, we continued construction of a new loadout facility at our Black Thunder mining complex in Wyoming. This facility, which we have strategically located in relation to the direction of our mining activities, will replace the facility that we currently lease from a third party under an agreement set to expire within the next year. In the first quarter of 2008, we also continued development of a new reserve area at our West Elk mining complex in Colorado.

Results of Operations
     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Summary. Our results during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007 were affected primarily by stronger market conditions, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the three months ended March 31, 2008 and compares those results to the comparable information for the three months ended March 31, 2007:

	Three Months Ended March 31		Increase (Decrease)
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$437,209	$370,097	$67,112	18.1%
Tons sold	30,185	27,706	2,479	8.9
Coal sales realization per ton sold	$14.48	$13.36	$1.12	8.4
     Coal sales. Coal sales increased from the first quarter of 2007 to the first quarter of 2008 due to higher price realizations across both segments along with an increase in sales volumes, primarily in the Powder River Basin. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 16.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the three months ended March 31, 2008 and compares those results to the comparable information for the three months ended March 31, 2007:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$336,723	$283,271	$(53,452)	(18.9)%
Depreciation, depletion and amortization	39,656	32,519	(7,137)	(21.9)
Selling, general and administrative expenses	7,557	6,152	(1,405)	(22.8)
Other operating income, net	(951)	(923)	28	3.0

	$382,985	$321,019	$(61,966)	(19.3)%

     Cost of coal sales. Our cost of coal sales increased from the first quarter of 2007 to the first quarter of 2008 primarily due to the increase in sales volumes, an increase in transportation costs, sales-sensitive costs and higher per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 16.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the first quarter of 2007 to the first quarter of 2008 is due primarily to the costs of capital improvement projects that we capitalized in 2007. We have provided additional information concerning our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 17.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

     Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2008 and compares those amounts to the comparable information for the three months ended March 31, 2007:

	Three Months Ended March 31		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	25,151	22,942	2,209	9.6%
Coal sales realization per ton sold (1)	$10.90	$10.37	$0.53	5.1%
Operating margin per ton sold (2)	$1.11	$1.29	$(0.18)	(14.0)%

Western Bituminous
Tons sold	5,034	4,764	270	5.7%
Coal sales realization per ton sold (1)	$26.74	$24.77	$1.97	8.0%
Operating margin per ton sold (2)	$6.59	$5.23	$1.36	26.0%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the period ended March 31, 2008, transportation costs per ton billed to customers were $0.06 for the Powder River Basin and $5.34 for the Western Bituminous region. Transportation costs per ton billed to customers for the period ended March 31, 2007 were $0.07 for the Powder River Basin and $2.65 for the Western Bituminous region.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was higher in the first quarter of 2008 when compared to the first quarter of 2007 due primarily to an unplanned belt outage and weather-related shipment challenges that occurred in the first quarter of 2007. Increases in sales prices during the first quarter of 2008 when compared with the first quarter of 2007 reflect higher pricing on contract and market index-priced tons. On a per-ton basis, operating margins in the first quarter of 2008 decreased from the first quarter of 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher sales-sensitive costs, higher diesel fuel prices and costs related to planned truck and shovel maintenance.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the first quarter of 2008 when compared with the first quarter of 2007, driven largely by increased demand in the region. Higher sales prices during the first quarter of 2008 represent higher base pricing resulting from the roll-off of lower-priced legacy contracts. The increase in sales prices was offset to some degree by a less favorable mix of customer shipments during the 2008 quarter. Higher sales prices resulted in higher operating margins per ton for the first quarter of 2008 compared to the first quarter of 2007, partially offset by the impact of higher depreciation, depletion and amortization costs.
     Net interest income. The following table compares our net interest income for the three months ended March 31, 2008 with the comparable information for the three months ended March 31, 2007:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(17,475)	$(17,621)	$146	0.8%
Interest income	21,845	22,821	(976)	(4.3)

	$4,370	$5,200	$(830)	(16.0)%

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was partially offset by a higher average receivable balance during the three months ended March 31, 2008 as compared to the same period in 2007.

     Other non-operating expense. Our non-operating expense is related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the three months ended March 31, 2007 represents the amortization of the amounts that had previously been deferred.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, sales of assets, our commercial paper program and debt related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and, if necessary, cash from Arch Coal. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended
	March 31
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$110,161	$68,816
Investing activities	(107,383)	(68,925)
Financing activities	(54)	—
     Cash provided by operating activities increased $41.3 million in the first three months of 2008 compared to the first three months of 2007 primarily as a result of an increase in net income and timing of payments on accounts payable.
     Cash used in investing increased $38.5 million in the first three months of 2008 compared to the first three months of 2007. This increase was primarily due to an increase in capital expenditures of $55.6 million. During the first three months of 2008 we spent approximately $25.0 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and approximately $55.0 million for the transition to a new reserve area at our West Elk mining complex in Colorado. The receivable from Arch Coal increased approximately $9.0 million in the first three months of 2008 compared with $39.8 million in the first three months of 2007. Also, during the first three months of 2007, we recovered $13.5 million from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment.
     In April 2008, we increased our commercial paper program to $100.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in our exposure to market risk since December 31, 2007.
Item 4T. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007 for more information about some of the proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Form S-4 (File No. 333-107569) filed on August 1, 2003 by Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., and Thunder Basin Coal Company, L.L.C.).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of John T. Drexler.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC
By:	/s/ John T. Drexler
John T. Drexler
Vice President

May 15, 2008