Form 10-Q
period 2008-06-30
ARCH WESTERN RESOURCES LLC
filed 2008-08-14
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Registrant’s telephone number, including area code: (314) 994-2700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 14, 2008, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(unaudited)
REVENUES
Coal sales	$459,953	$386,458	$897,162	$756,555

COSTS, EXPENSES AND OTHER
Cost of coal sales	359,126	308,067	695,849	591,338
Depreciation, depletion and amortization	37,870	32,939	77,526	65,458
Selling, general and administrative expenses allocated from Arch Coal	9,333	6,786	16,890	12,938
Other operating income, net	(1,169)	(7,063)	(2,120)	(7,986)

	405,160	340,729	788,145	661,748

Income from operations	54,793	45,729	109,017	94,807

Interest income, net:
Interest expense	(16,107)	(18,078)	(33,582)	(35,699)
Interest income, primarily from Arch Coal, Inc.	18,154	24,390	39,999	47,211

	2,047	6,312	6,417	11,512

Non-operating expense	—	(1,270)	—	(2,539)

Income before minority interest	56,840	50,771	115,434	103,780
Minority interest	(2,027)	(4,832)	(5,753)	(9,564)

Net income	$54,813	$45,939	$109,681	$94,216

Net income attributable to redeemable membership interest	$274	$230	$548	$471
Net income attributable to non-redeemable membership interest	$54,539	$45,709	$109,133	$93,745
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$206	$248
Receivables	1,871	3,559
Inventories	134,480	141,626
Other	21,471	27,128

Total current assets	158,028	172,561

Property, plant and equipment, net	1,316,700	1,225,993

Other assets
Receivable from Arch Coal, Inc.	1,517,321	1,427,833
Other	25,279	25,800

Total other assets	1,542,600	1,453,633

Total assets	$3,017,328	$2,852,187

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities
Accounts payable	$93,891	$82,254
Accrued expenses	129,016	128,754
Commercial paper	98,575	74,959

Total current liabilities	321,482	285,967
Long-term debt	956,831	957,514
Accrued postretirement benefits other than pension	38,159	36,805
Asset retirement obligations	201,962	194,190
Accrued workers’ compensation	9,186	8,784
Other noncurrent liabilities	35,959	30,725

Total liabilities	1,563,579	1,513,985

Redeemable membership interest	8,547	8,000

Minority interest	188,772	183,018
Non-redeemable membership interest	1,256,430	1,147,184

Total liabilities and membership interests	$3,017,328	$2,852,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30
	2008	2007
	(unaudited)
OPERATING ACTIVITIES
Net income	$109,681	$94,216
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	77,526	65,458
Prepaid royalties expensed	71	3,069
Net gain on dispositions of property, plant and equipment	(337)	(6,074)
Minority interest	5,753	9,564
Other non-operating expense	—	2,539
Changes in:
Receivables	1,688	12,397
Inventories	7,146	(8,983)
Accounts payable and accrued expenses	11,946	(16,022)
Other	17,752	15,866

Cash provided by operating activities	231,226	172,030
INVESTING ACTIVITIES
Capital expenditures	(171,380)	(74,696)
Increase in receivable from Arch Coal, Inc.	(86,119)	(122,082)
Proceeds from dispositions of property, plant and equipment	379	6,327
Reimbursement of deposits on equipment	2,455	18,325

Cash used in investing activities	(254,665)	(172,126)
FINANCING ACTIVITIES
Net proceeds from commercial paper	23,616	—
Debt financing costs	(219)	—

Cash provided by financing activities	23,397	—

Decrease in cash and cash equivalents	(42)	(96)
Cash and cash equivalents, beginning of period	248	186

Cash and cash equivalents, end of period	$206	$90

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
     Accounting Standards Issued and Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not allowed. The Company does not expect the adoption of Statement No. 160 will have a material impact on the Company’s financial position or results of operations.

3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)
Coal	$27,031	$42,942
Repair parts and supplies, net of allowance	107,449	98,684

	$134,480	$141,626

4. Property Transactions
     During the second quarter of 2007, the Company sold non-strategic reserves in the Powder River Basin and recognized a gain on the sale of $6.0 million, reflected in other operating income, net in the accompanying condensed consolidated statements of income.
5. Debt
     On April 11, 2008, the Company amended its commercial paper placement program and the related revolving credit facility to increase the maximum aggregate principal amount outstanding to $100.0 million from $75.0 million.
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items under Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table details the components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(In thousands)
Net income	$54,813	$45,939	$109,681	$94,216
Other comprehensive income:
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	22	367	160	872
Net losses on derivatives reclassified to income	—	1,270	—	2,539

Total comprehensive income	$54,835	$47,576	$109,841	$97,627

7. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At June 30, 2008 and December 31, 2007, the receivable from Arch Coal was $1.5 billion and $1.4 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $18.1 million and $24.2 million for the three months ended June 30, 2008 and 2007, respectively, and $39.9 million and $46.9 million for the six months ended June 30, 2008 and 2007, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program,

the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended June 30, 2008 and 2007, the Company sold $430.8 million and $373.5 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $1.8 million and $2.6 million, respectively. During the six months ended June 30, 2008 and 2007, the Company sold $843.7 million and $750.7 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $4.1 million and $5.1 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For each of the three month periods ended June 30, 2008 and 2007, the Company incurred production royalties of $8.7 million payable to Arch Coal under sublease agreements. For each of the six month periods ended June 30, 2008 and 2007, the Company incurred production royalties of $17.8 million payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $9.3 million and $6.8 million for the three months ended June 30, 2008 and 2007, respectively, and $16.9 million and $12.9 million for the six months ended June 30, 2008 and 2007, respectively.
8. Contingencies
     The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.
9. Segment Information
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
     Operating segment results for the three and six month periods ended June 30, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
Three months ended June 30, 2008
Coal sales	$268,568	$191,385	$—	$459,953
Income (loss) from operations	20,262	44,642	(10,111)	54,793
Total assets	1,763,537	2,032,949	(779,158)	3,017,328
Depreciation, depletion and amortization	18,125	19,745	—	37,870
Capital expenditures	38,385	34,500	—	72,885

Three months ended June 30, 2007
Coal sales	$249,959	$136,499	$—	$386,458
Income from operations	25,603	19,706	420	45,729
Total assets	1,637,555	1,887,258	(867,409)	2,657,404
Depreciation, depletion and amortization	17,715	15,224	—	32,939
Capital expenditures	963	30,872	—	31,835

Six months ended June 30, 2008
Coal sales	$544,256	$352,906	$—	$897,162
Income (loss) from operations	49,049	78,603	(18,635)	109,017
Depreciation, depletion and amortization	36,348	41,178	—	77,526
Capital expenditures	76,562	94,818	—	171,380

Six months ended June 30, 2007
Coal sales	$489,416	$267,139	$—	$756,555
Income (loss) from operations	55,852	45,608	(6,653)	94,807
Depreciation, depletion and amortization	33,753	31,705	—	65,458
Capital expenditures	14,086	60,610	—	74,696
     A reconciliation of segment income from operations to consolidated income before minority interest follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)
ncome from operations	$54,793	$45,729	$109,017	$94,807
Interest expense	(16,107)	(18,078)	(33,582)	(35,699)
Interest income	18,154	24,390	39,999	47,211
Other non-operating expense	—	(1,270)	—	(2,539)

Income before minority interest	$56,840	$50,771	$115,434	$103,780

10. Supplemental Condensed Consolidating Financial Information
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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2008
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$352,248	$107,705	$—	$459,953
Cost of coal sales	824	—	272,046	86,747	(491)	359,126
Depreciation, depletion and amortization	—	—	23,429	14,441	—	37,870
Selling, general and administrative expenses allocated from Arch Coal	9,333	—	—	—	—	9,333
Other operating income, net	(46)	—	(889)	(725)	491	(1,169)

	10,111	—	294,586	100,463	—	405,160
Income from investment in subsidiaries	67,366	—	—	—	(67,366)	—

Income from operations	57,255	—	57,662	7,242	(67,366)	54,793
Interest expense	(18,290)	(13,254)	(171)	(424)	16,032	(16,107)
Interest income, primarily from Arch Coal	17,875	16,032	54	225	(16,032)	18,154

	(415)	2,778	(117)	(199)	—	2,047
Minority interest	(2,027)	—	—	—	—	(2,027)

Net income	$54,813	$2,778	$57,545	$7,043	$(67,366)	$54,813

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2007
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$288,268	$98,190	$—	$386,458
Cost of coal sales	(1,166)	—	235,322	74,504	(593)	308,067
Depreciation, depletion and amortization	—	—	22,388	10,551	—	32,939
Selling, general and administrative expenses allocated from Arch Coal	6,786	—	—	—	—	6,786
Other operating income	(6,040)	—	(736)	(880)	593	(7,063)

	(420)	—	256,974	84,175	—	340,729
Income from investment in subsidiaries	45,712	—	—	—	(45,712)	—

Income from operations	46,132	—	31,294	14,015	(45,712)	45,729
Interest expense	(17,974)	(15,423)	(105)	(607)	16,031	(18,078)
Interest income, primarily from Arch Coal	23,883	16,031	103	404	(16,031)	24,390

	5,909	608	(2)	(203)	—	6,312
Non-operating expense	(1,270)	—	—	—	—	(1,270)
Minority interest	(4,832)	—	—	—	—	(4,832)

Net income	$45,939	$608	$31,292	$13,812	$(45,712)	$45,939

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2008
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$692,382	$204,780	$—	$897,162
Cost of coal sales	1,822	—	538,567	156,582	(1,122)	695,849
Depreciation, depletion and amortization	—	—	46,169	31,357	—	77,526
Selling, general and administrative expenses allocated from Arch Coal	16,890	—	—	—	—	16,890
Other operating income, net	(77)	—	(1,664)	(1,501)	1,122	(2,120)

	18,635	—	583,072	186,438	—	788,145
Income from investment in subsidiaries	131,832	—	—	—	(131,832)	—

Income from operations	113,197	—	109,310	18,342	(131,832)	109,017
Interest expense	(37,072)	(27,411)	(276)	(886)	32,063	(33,582)
Interest income, primarily from Arch Coal	39,309	32,063	142	548	(32,063)	39,999

	2,237	4,652	(134)	(338)	—	6,417
Minority interest	(5,753)	—	—	—	—	(5,753)

Net income	$109,681	$4,652	$109,176	$18,004	$(131,832)	$109,681

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2007
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$570,690	$185,865	$—	$756,555
Cost of coal sales	(220)	—	454,632	138,188	(1,262)	591,338
Depreciation, depletion and amortization	—	—	43,828	21,630	—	65,458
Selling, general and administrative expenses allocated from Arch Coal	12,938	—	—	—	—	12,938
Other operating income	(6,065)	—	(1,347)	(1,836)	1,262	(7,986)

	6,653	—	497,113	157,982	—	661,748
Income from investment in subsidiaries	102,699	—	—	—	(102,699)	—

Income from operations	96,046	—	73,577	27,883	(102,699)	94,807
Interest expense	(35,921)	(30,436)	(204)	(1,189)	32,051	(35,699)
Interest income, primarily from Arch Coal	46,194	32,051	236	781	(32,051)	47,211

	10,273	1,615	32	(408)	—	11,512
Non-operating expense	(2,539)	—	—	—	—	(2,539)
Minority interest	(9,564)	—	—	—	—	(9,564)

Net income	$94,216	$1,615	$73,609	$27,475	$(102,699)	$94,216

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$38	$—	$18	$150	$—	$206
Receivables	621	—	589	661	—	1,871
Inventories	—	—	101,524	32,956	—	134,480
Other	4,527	2,146	6,530	8,268	—	21,471

Total current assets	5,186	2,146	108,661	42,035	—	158,028

Property, plant and equipment, net	—	—	976,330	340,370	—	1,316,700

Investment in subsidiaries	2,215,899	—	—	—	(2,215,899)	—
Receivable from Arch Coal, Inc.	1,484,185	—	—	33,136	—	1,517,321
Intercompanies	(2,114,503)	986,408	1,023,079	105,016	—	—
Other	1,137	8,544	11,553	4,045	—	25,279

Total other assets	1,586,718	994,952	1,034,632	142,197	(2,215,899)	1,542,600

Total assets	$1,591,904	$997,098	$2,119,623	$524,602	$(2,215,899)	$3,017,328

Accounts payable	$3,078	$—	$75,914	$14,899	$—	$93,891
Accrued expenses	4,643	32,063	81,718	10,592	—	129,016
Commercial paper	98,575	—	—	—	—	98,575

Total current liabilities	106,296	32,063	157,632	25,491	—	321,482

Long-term debt	—	956,831	—	—	—	956,831

Accrued postretirement benefits other than pension	25,138	—	2,485	10,536	—	38,159
Asset retirement obligations	—	—	189,317	12,645	—	201,962
Accrued workers’ compensation	4,641	—	685	3,860	—	9,186
Other noncurrent liabilities	2,080	—	28,355	5,524	—	35,959

Total liabilities	138,155	988,894	378,474	58,056	—	1,563,579

Redeemable membership interest	8,547	—	—	—	—	8,547
Minority interest	188,772	—	—	—	—	188,772
Non-redeemable membership interest	1,256,430	8,204	1,741,149	466,546	(2,215,899)	1,256,430

Total liabilities and membership interests	$1,591,904	$997,098	$2,119,623	$524,602	$(2,215,899)	$3,017,328

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$78	$—	$16	$154	$—	$248
Receivables	1,145	—	1,224	1,190	—	3,559
Inventories	—	—	98,638	42,988	—	141,626
Other	11,342	2,153	5,868	7,765	—	27,128

Total current assets	12,565	2,153	105,746	52,097	—	172,561

Property, plant and equipment, net	—	—	864,575	361,418	—	1,225,993

Investment in subsidiaries	2,140,722	—	—	—	(2,140,722)	—
Receivable from Arch Coal, Inc.	1,399,046	—	(112)	28,899	—	1,427,833
Intercompanies	(2,105,212)	981,359	1,064,385	59,468	—	—
Other	802	9,617	11,611	3,770	—	25,800

Total other assets	1,435,358	990,976	1,075,884	92,137	(2,140,722)	1,453,633

Total assets	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

Accounts payable	$3,434	$—	$62,504	$16,316	$—	$82,254
Accrued expenses	2,863	32,063	83,515	10,313	—	128,754
Commercial paper	74,959	—	—	—	—	74,959

Total current liabilities	81,256	32,063	146,019	26,629	—	285,967

Long-term debt	—	957,514	—	—	—	957,514
Accrued postretirement benefits other than pension	24,482	—	2,485	9,838	—	36,805
Asset retirement obligations	—	—	182,101	12,089	—	194,190
Accrued workers’ compensation	4,293	—	1,053	3,438	—	8,784
Other noncurrent liabilities	(310)	—	25,886	5,149	—	30,725

Total liabilities	109,721	989,577	357,544	57,143	—	1,513,985

Redeemable membership interest	8,000	—	—	—	—	8,000
Minority interest	183,018	—	—	—	—	183,018
Non-redeemable membership interest	1,147,184	3,552	1,688,661	448,509	(2,140,722)	1,147,184

Total liabilities and membership interests	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by operating activities	$49,042	$5,049	$116,216	$60,919	$231,226
Investing Activities
Capital expenditures	—	—	(160,219)	(11,161)	(171,380)
Increase in receivable from Arch Coal	(81,770)	—	(112)	(4,237)	(86,119)
Proceeds from dispositions of property, plant and equipment	—	—	356	23	379
Reimbursement of deposits on equipment	—	—	2,455	—	2,455

Cash used in investing activities	(81,770)	—	(157,520)	(15,375)	(254,665)

Financing Activities
Net proceeds from commercial paper	23,616	—	—	—	23,616
Debt financing costs	(219)	—	—	—	(219)
Transactions with affiliates, net	9,291	(5,049)	41,306	(45,548)	—

Cash provided by (used in) financing activities	32,688	(5,049)	41,306	(45,548)	23,397

Increase (decrease) in cash and cash equivalents	(40)	—	2	(4)	(42)
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$38	$—	$18	$150	$206

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(258)	$2,012	$112,601	$57,675	$172,030

Investing Activities
Capital expenditures	—	—	(32,150)	(42,546)	(74,696)
Increase in receivable from Arch Coal	(112,227)	—	(112)	(9,743)	(122,082)
Proceeds from dispositions of property, plant and equipment	6,000	—	248	79	6,327
Reimbursement of deposits on equipment	—	—	18,325	—	18,325

Cash used in investing activities	(106,227)	—	(13,689)	(52,210)	(172,126)

Financing Activities
Transactions with affiliates, net	106,485	(2,012)	(98,998)	(5,475)	—

Cash provided by (used in) financing activities	106,485	(2,012)	(98,998)	(5,475)	—

Decrease in cash and cash equivalents	—	—	(86)	(10)	(96)
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$—	$—	$75	$15	$90

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
Overview
     Arch Western Resources, LLC is a subsidiary of Arch Coal, Inc., one of the largest coal producers in the United States. We focus on mining, processing and marketing coal with low sulfur content for sale to power plants and industrial facilities primarily in the United States.
     The locations of our mines enable us to ship coal to numerous major coal-fueled power plants. Our two reportable business segments are based on the low-sulfur U.S. coal producing regions in which we operate — the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations.
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region has a very low sulfur content and a low heat value compared to other coal-producing regions. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal is generally lower in heat value, exists in greater abundance, is easier to mine and thus has a lower cost of production. Because Powder River Basin coal is generally lower in heat value, some power plants must blend it with higher Btu coal or retrofit existing coal plants to accommodate Powder River Basin coal. The Western Bituminous region includes western Colorado, eastern Utah and southwestern Wyoming. Coal we mine from underground mines in this region typically has a low sulfur content and varies in heat value.
     We believe that growing domestic and international coal demand, along with persistent challenges in augmenting global coal production, infrastructure and transportation networks, has led to a shift in worldwide coal trade. Constrained global coal supply has allowed the United States to become a more significant exporter of metallurgical and steam coal. A strengthening international coal market has positively influenced domestic coal markets during the first half of 2008, due to increases in global and domestic coal-based electricity generation and steel production, increases in net coal exports from the United States and production difficulties, particularly in the Central Appalachian region. We believe these industry fundamentals will continue, and, together with expected new coal-based electricity generation capacity will favorably influence future coal prices in all regions, including in the Powder River Basin.
     During the second quarter of 2008, we continued construction of a new loadout facility at our Black Thunder mining complex in Wyoming. This facility, which we have strategically located in relation to the direction of our mining activities, will replace the facility that we currently lease from a third party under an agreement set to expire within the next year. In the second quarter of 2008, we also continued development of a new reserve area at our West Elk mining complex in Colorado.

Results of Operations
     Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Summary. Our results during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 were affected primarily by stronger market conditions in the Western Bituminous region, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the three months ended June 30, 2008 and compares those results to the comparable information for the three months ended June 30, 2007:

	Three Months Ended June 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$459,953	$386,458	$73,495	19.0%
Tons sold	29,692	29,193	499	1.7%
Coal sales realization per ton sold	$15.49	$13.24	$2.25	17.0%
     Coal sales. Coal sales increased from the second quarter of 2007 to the second quarter of 2008 due to higher price realizations across both segments and an increase in sales volumes in the Western Bituminous region. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” on page 18.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the three months ended June 30, 2008 and compares those results to the comparable information for the three months ended June 30, 2007:

			Decrease
	Three Months Ended June 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$359,126	$308,067	$(51,059)	(16.6)%
Depreciation, depletion and amortization	37,870	32,939	(4,931)	(15.0)
Selling, general and administrative expenses	9,333	6,786	(2,547)	(37.5)
Other operating income, net	(1,169)	(7,063)	(5,894)	(83.4)

	$405,160	$340,729	$(64,431)	(18.9)%

     Cost of coal sales. Our cost of coal sales increased from the second quarter of 2007 to the second quarter of 2008 primarily due to higher per-ton production costs in the Powder River Basin, the increase in sales volumes in the Western Bituminous region, and an increase in sales-sensitive costs and transportation costs. We have provided more information about our operating segments under the heading “Operating segment results” on page 18.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the second quarter of 2007 to the second quarter of 2008 is due primarily to the costs of capital improvement projects that we capitalized in 2007. We have provided more information about our operating segments under the heading “Operating segment results” on page 18 and our capital spending in the section entitled “Liquidity and Capital Resources” on page 21.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Other operating income, net. The decrease in income from changes in other operating income, net in the second quarter of 2008 compared to the second quarter of 2007 is due primarily to a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin.

     Operating segment results. The following table shows results by operating segment for the three months ended June 30, 2008 and compares those amounts to the comparable information for the three months ended June 30, 2007:

	Three Months Ended June 30		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	24,077	24,237	(160)	(0.7)%
Coal sales realization per ton sold (1)	$11.12	$10.29	$0.83	8.1%
Operating margin per ton sold (2)	$0.81	$1.03	$(0.22)	(21.4)%

Western Bituminous
Tons sold	5,615	4,956	659	13.3%
Coal sales realization per ton sold (1)	$29.93	$24.13	$5.80	24.0%
Operating margin per ton sold (2)	$7.78	$3.77	$4.01	106.4%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the quarter ended June 30, 2008, transportation costs per ton billed to customers were $0.03 for the Powder River Basin and $4.16 for the Western Bituminous region. Transportation costs per ton billed to customers for the quarter ended June 30, 2007 were $0.03 for the Powder River Basin and $3.41 for the Western Bituminous region.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was flat in the second quarter of 2008 when compared to the second quarter of 2007. In 2007, our production levels reflected planned reductions due to market conditions. In the second quarter of 2008, we encountered weather-related production and shipment challenges that affected our sales volumes. Increases in sales prices during the second quarter of 2008 when compared with the second quarter of 2007 reflect higher pricing on contract and market index-priced tons. On a per-ton basis, operating margins in the second quarter of 2008 decreased from the second quarter of 2007 due to an increase in per-ton costs, which offset the contribution from higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices and higher sales-sensitive costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the second quarter of 2008 when compared with the second quarter of 2007, driven largely by increased demand in the region. Higher sales prices during the second quarter of 2008 represent higher contract pricing from a more favorable customer mix and the effect of market-based spot sales during the quarter. Higher sales prices resulted in higher operating margins per ton for the second quarter of 2008 compared to the second quarter of 2007, partially offset by an increase in depreciation, depletion and amortization and the impact of higher sales-sensitive costs.
     Net interest income. The following table compares our net interest income for the three months ended June 30, 2008 with the comparable information for the three months ended June 30, 2007:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(16,107)	$(18,078)	$1,971	10.9%
Interest income	18,154	24,390	(6,236)	(25.6)

	$2,047	$6,312	$(4,265)	(67.6)%

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense from the second quarter of 2007 to the second quarter of 2008 is the result of an increase in interest costs capitalized, in part offset by interest on our commercial paper program, which commenced in August 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” on page 21.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was partially offset by a higher average receivable balance during the three months ended June 30, 2008 as compared to the same period in 2007.
     Other non-operating expense. Our non-operating expense is related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the three months ended June 30, 2007 represents the amortization of the amounts that had previously been deferred.
     Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Summary. Our results during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 were influenced primarily by stronger market conditions in the Western Bituminous region, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the six months ended June 30, 2008 and compares those results to the comparable information for the six months ended June 30, 2007:

	Six Months Ended June 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$897,162	$756,555	$140,607	18.6%
Tons sold	59,878	56,899	2,979	5.2%
Coal sales realization per ton sold	$14.98	$13.30	$1.68	12.6%
     Coal sales. Coal sales increased from the first half of 2007 to the first half of 2008 due to higher price realizations in both segments and higher sales volumes in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” on page 20.
     Expenses, costs and other. The following table summarizes expenses, costs, and other operating income, net for the six months ended June 30, 2008 and compares those results to the comparable information for the six months ended June 30, 2007:

			Decrease
	Six Months Ended June 30		in Net Income
	2008	2007	$	%
		(Amounts in thousands)
Cost of coal sales	$695,849	$591,338	$(104,511)	(17.7)%
Depreciation, depletion and amortization	77,526	65,458	(12,068)	(18.4)
Selling, general and administrative expenses	16,890	12,938	(3,952)	(30.5)
Other operating income, net	(2,120)	(7,986)	(5,866)	(73.4)

	$788,145	$661,748	$(126,397)	(19.1)%

     Cost of coal sales. Our cost of coal sales increased from the first half of 2007 to the first half of 2008 primarily due to higher sales-sensitive costs and transportation costs, higher per-ton production costs in the Powder River Basin, and the increase in sales volumes. We have provided more information about our operating segments under the heading “Operating segment results” on page 20.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the first half of 2007 to the first half of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007. We have provided more information about our operating segments under the heading “Operating segment results” on page 20 and our capital spending in the section entitled “Liquidity and Capital Resources” on page 21.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Other operating income, net. The decrease in other operating income, net in the first half of 2008 compared to the first half of 2007 is due primarily to a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin.

     Operating segment results. The following table shows results by operating segment for the six months ended June 30, 2008 and compares those amounts to the comparable information for the six months ended June 30, 2007:

	Six Months Ended June 30		Increase (Decrease)
	2008	2007	$	%
		(Tons in thousands)
Powder River Basin
Tons sold	49,229	47,179	2,050	4.3%
Coal sales realization per ton sold (3)	$11.01	$10.33	$0.68	6.6%
Operating margin per ton sold (4)	$0.97	$1.16	$(0.19)	(16.4)%

Western Bituminous
Tons sold	10,649	9,720	929	9.6%
Coal sales realization per ton sold (3)	$28.42	$24.44	$3.98	16.3%
Operating margin per ton sold (4)	$7.22	$4.49	$2.73	60.8%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the six-month period ended June 30, 2008, transportation costs per ton were $0.04 for the Powder River Basin and $4.72 for the Western Bituminous region. Transportation costs per ton for the six-month period ended June 30, 2007 were $0.05 for the Powder River Basin and $3.04 for the Western Bituminous region.

(4)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was higher in the first half of 2008 when compared to the first half of 2007 due primarily to planned production cutbacks in the first half of 2007 in response to weak market conditions. Increases in sales prices during the first half of 2008 when compared with the first half of 2007 reflect higher pricing on contract and market index-priced tons. On a per-ton basis, operating margins in the first half of 2008 decreased from the first half of 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, higher sales-sensitive costs and costs in 2008 related to planned maintenance.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the first half of 2008 when compared with the first half of 2007, driven largely by increased demand in the region. Higher sales prices during the first half of 2008 when compared with the first half of 2007 resulted from higher contract pricing from the roll off of lower-priced legacy contracts and the effect of market-based spot sales during the first half of 2008. Higher sales prices resulted in higher per-ton operating margins for the first half of 2008 compared to the first half of 2007, partially offset by an increase in depreciation, depletion and amortization and the impact of higher sales-sensitive costs.
     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2008 and compares that information to the comparable information for the six months ended June 30, 2007:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2008	2007	$	%
		(Amounts in thousands)
Interest expense	$(33,582)	$(35,699)	$2,117	5.9%
Interest income	39,999	47,211	(7,212)	(15.3)

	$6,417	$11,512	$(5,095)	(44.3)%

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense from the second quarter of 2007 to the second quarter of 2008 is the result of an increase in interest costs capitalized, in part offset by interest on our commercial paper program, which commenced in August 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” on page 21.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. This decrease was partially offset by a higher average receivable balance during the six months ended June 30, 2008 as compared to the same period in 2007.
     Other non-operating expense. Our non-operating expense is related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and other non-operating expense for the six months ended June 30, 2007 represents the amortization of the amounts that had previously been deferred.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$231,226	$172,030
Investing activities	(254,665)	(172,126)
Financing activities	23,397	—
     Cash provided by operating activities increased $59.2 million in the first half of 2008 compared to the first half of 2007 primarily as a result of an increase in net income and decrease in our investment in working capital in the first half of 2008 compared to the first half of 2007.
     Cash used in investing increased $82.5 million in the first half months of 2008 compared to the first half of 2007. This increase was primarily due to an increase in capital expenditures of $96.7 million. During the first half of 2008, we spent approximately $60.0 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and $85.0 million in maintenance capital for the transition to a new reserve area at our West Elk mining complex in Colorado. We expect to complete the work on the loadout facility and to transition to the new seam at West Elk in the fourth quarter of 2008. In the first half of 2007, we made payments of approximately $31.0 million for a new longwall at our Sufco mine in Utah. Also during the first six months of 2007, we recovered $18.3 million from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment. In addition, the receivable from Arch Coal increased approximately $86.1 million in the first half of 2008 compared with $122.1 million in the first half of 2007.
     The cash provided from financing activities during the first half of 2008 was the result of proceeds from additional commercial paper issued. In April 2008, we increased our commercial paper program to $100.0 million from $75.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in our exposure to market risk since December 31, 2007.
Item 4T. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

August 14, 2008