Form 10-Q
period 2008-09-30
ARCH WESTERN RESOURCES LLC
filed 2008-11-14
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 14, 2008, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(unaudited)
REVENUES
Coal sales	$440,718	$405,055	$1,337,880	$1,161,610

COSTS, EXPENSES AND OTHER
Cost of coal sales	363,500	317,541	1,059,349	908,879
Depreciation, depletion and amortization	37,243	35,200	114,769	100,658
Selling, general and administrative expenses allocated from Arch Coal, Inc.	5,391	6,258	22,281	19,196
Other operating income, net	(1,048)	(808)	(3,168)	(8,794)

	405,086	358,191	1,193,231	1,019,939

Income from operations	35,632	46,864	144,649	141,671

Interest income, net:
Interest expense	(15,237)	(18,119)	(48,819)	(53,818)
Interest income, primarily from Arch Coal, Inc.	19,065	26,429	59,064	73,640

	3,828	8,310	10,245	19,822

Non-operating expense	—	(607)	—	(3,146)

Income before minority interest	39,460	54,567	154,894	158,347
Minority interest	(3,722)	(4,460)	(9,475)	(14,024)

Net income	$35,738	$50,107	$145,419	$144,323

Net income attributable to redeemable membership interest	$179	$251	$727	$722
Net income attributable to non-redeemable membership interest	$35,559	$49,856	$144,692	$143,601
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,419	$248
Receivables	3,249	3,559
Inventories	123,134	141,626
Other	20,418	27,128

Total current assets	152,220	172,561

Property, plant and equipment, net	1,338,556	1,225,993

Other assets:
Receivable from Arch Coal, Inc.	1,549,172	1,427,833
Other	25,052	25,800

Total other assets	1,574,224	1,453,633

Total assets	$3,065,000	$2,852,187

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$103,130	$82,254
Accrued expenses	111,090	128,754
Commercial paper	98,060	74,959

Total current liabilities	312,280	285,967

Long-term debt	956,490	957,514
Asset retirement obligations	206,043	194,190
Accrued postretirement benefits other than pension	39,032	36,805
Accrued workers’ compensation	8,920	8,784
Other noncurrent liabilities	49,369	30,725

Total liabilities	1,572,134	1,513,985

Redeemable membership interest	8,723	8,000

Minority interest	192,493	183,018
Non-redeemable membership interest	1,291,650	1,147,184

Total liabilities and membership interests	$3,065,000	$2,852,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30
	2008	2007
	(unaudited)
OPERATING ACTIVITIES

Net income	$145,419	$144,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	114,769	100,658
Prepaid royalties expensed	95	3,440
Net gain on dispositions of property, plant and equipment	(336)	(5,923)
Minority interest	9,475	14,024
Other non-operating expense	—	3,146
Changes in:
Receivables	310	12,673
Inventories	18,492	(9,851)
Accounts payable and accrued expenses	3,236	(35,176)
Other	29,587	36,556

Cash provided by operating activities	321,047	263,870

INVESTING ACTIVITIES

Capital expenditures	(230,829)	(99,830)
Increase in receivable from Arch Coal, Inc.	(110,791)	(238,297)
Proceeds from dispositions of property, plant and equipment	378	6,338
Additions to prepaid royalties	(200)	(200)
Reimbursement of deposits on equipment	2,697	18,325

Cash used in investing activities	(338,745)	(313,664)

FINANCING ACTIVITIES

Net proceeds from commercial paper	23,102	49,992
Debt financing costs	(233)	(139)

Cash provided by financing activities	22,869	49,853

Increase in cash and cash equivalents	5,171	59
Cash and cash equivalents, beginning of period	248	186

Cash and cash equivalents, end of period	$5,419	$245

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Arch Western Resources, LLC and its subsidiaries and controlled entities (the “Company”). Arch Coal, Inc. (“Arch Coal”) has a 99.5% common membership interest in the Company, while BP p.l.c. has a 0.5% common membership interest and a 0.5% preferred membership interest in the Company. Intercompany transactions and accounts have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2007 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
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
     On January 1, 2008, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) became effective. Statement No. 159 permits entities the choice to measure certain financial instruments and other items at fair value. The Company did not elect to measure any financial instruments or other items at fair value under Statement No. 159.
     Accounting Standards Issued and Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not allowed. The Company does not expect that the adoption of Statement No. 160 will have a material impact on the Company’s financial position or results of operations.
     In October 2008, the FASB issued Staff Position FAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), effective upon issuance. FSP FAS 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company does not expect that the adoption of FSP FAS 157-3 will have a material impact on the Company’s financial position or results of operations.

3. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)
Coal	$18,238	$42,942
Repair parts and supplies, net of allowance	104,896	98,684

	$123,134	$141,626

4. Property Transactions
     During the nine months ended September 30, 2007, the Company sold non-strategic reserves in the Powder River Basin and recognized a gain on the sale of $6.0 million, reflected in other operating income, net in the accompanying condensed consolidated statements of income.
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
     The following table details the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Net income	$35,738	$50,107	$145,419	$144,323
Other comprehensive income:
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(318)	371	(158)	1,243
Net losses on derivatives reclassified to income	—	607	—	3,146

Total comprehensive income	$35,420	$51,085	$145,261	$148,712

7. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At September 30, 2008 and December 31, 2007, the receivable from Arch Coal was $1.5 billion and $1.4 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $19.0 million and $26.3 million for the three months ended September 30, 2008 and 2007, respectively, and $58.9 million and $73.2 million for the nine months ended September 30, 2008 and 2007, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.

     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended September 30, 2008 and 2007, the Company sold $420.1 million and $374.8 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $1.6 million and $2.4 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company sold $1.3 billion and $1.1 billion, respectively, of trade accounts receivable to Arch Coal at a total discount of $5.8 million and $7.5 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For each of the three month periods ended September 30, 2008 and 2007, the Company incurred production royalties of $8.7 million payable to Arch Coal under sublease agreements. For each of the nine month periods ended September 30, 2008 and 2007, the Company incurred production royalties of $26.5 million payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $5.4 million and $6.3 million for the three months ended September 30, 2008 and 2007, respectively, and $22.3 million and $19.2 million for the nine months ended September 30, 2008 and 2007, respectively.
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
     Operating segment results for the three and nine month periods ended September 30, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2008
Coal sales	$280,365	$160,353	$—	$440,718
Income (loss) from operations	16,254	22,788	(3,410)	35,632
Total assets	1,798,793	2,049,686	(783,479)	3,065,000
Depreciation, depletion and amortization	19,132	18,111	—	37,243
Capital expenditures	29,432	30,017	—	59,449

Three months ended September 30, 2007
Coal sales	$261,150	$143,905	$—	$405,055
Income (loss) from operations	29,226	23,228	(5,590)	46,864
Total assets	1,686,897	1,892,733	(819,475)	2,760,155
Depreciation, depletion and amortization	18,276	16,924	—	35,200
Capital expenditures	7,397	17,737	—	25,134

Nine months ended September 30, 2008
Coal sales	$824,621	$513,259	$—	$1,337,880
Income (loss) from operations	65,303	101,391	(22,045)	144,649
Depreciation, depletion and amortization	55,481	59,288	—	114,769
Capital expenditures	105,994	124,835	—	230,829

Nine months ended September 30, 2007
Coal sales	$750,566	$411,044	$—	$1,161,610
Income (loss) from operations	85,078	68,836	(12,243)	141,671
Depreciation, depletion and amortization	52,029	48,629	—	100,658
Capital expenditures	21,483	78,347	—	99,830
     A reconciliation of segment income from operations to consolidated income before minority interest follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)
Income from operations	$35,632	$46,864	$144,649	$141,671
Interest expense	(15,237)	(18,119)	(48,819)	(53,818)
Interest income	19,065	26,429	59,064	73,640
Non-operating expense	—	(607)	—	(3,146)

Income before minority interest	$39,460	$54,567	$154,894	$158,347

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
     During the third quarter of 2008, we continued construction of a new loadout facility at our Black Thunder mining complex in Wyoming. This facility, which we have strategically located in relation to the direction of our mining activities, will replace the facility that we currently lease from a third party. In the third quarter of 2008, we also continued development of a new reserve area at our West Elk mining complex in Colorado. We expect to complete the work on the loadout facility and to transition to the new seam at West Elk in the fourth quarter of 2008.

Results of Operations
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Summary. Our results during the three months ended September 30, 2008 when compared to the three months ended September 30, 2007 were affected primarily by an upward pressure on commodity costs, higher depreciation, depletion and amortization costs, and the effect of two longwall moves in the Western Bituminous region, partially offset by stronger market conditions.
     Revenues. The following table summarizes information about coal sales during the three months ended September 30, 2008 and compares those results to the comparable information for the three months ended September 30, 2007:

	Three Months Ended September 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$440,718	$405,055	$35,663	8.8%
Tons sold	30,765	30,128	637	2.1%
Coal sales realization per ton sold	$14.33	$13.44	$0.89	6.6%
     Coal sales. Coal sales increased from the third quarter of 2007 to the third quarter of 2008 due to higher price realizations across both segments and an increase in sales volumes in the Powder River Basin. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” on page 18.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the three months ended September 30, 2008 and compares those results to the comparable information for the three months ended September 30, 2007:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$363,500	$317,541	$(45,959)	(14.5)%
Depreciation, depletion and amortization	37,243	35,200	(2,043)	(5.8)
Selling, general and administrative expenses	5,391	6,258	867	13.9
Other operating income, net	(1,048)	(808)	240	29.7

	$405,086	$358,191	$(46,895)	(13.1)%

     Cost of coal sales. Our cost of coal sales increased from the third quarter of 2007 to the third quarter of 2008 primarily due to higher per-ton production costs in both regions, an increase in sales-sensitive and transportation costs and the increase in sales volumes. We have provided more information about our operating segments under the heading “Operating segment results” on page 18.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the third quarter of 2007 to the third quarter of 2008 is due primarily to the costs of capital improvement projects that we capitalized in 2007 and 2008. We have provided more information about our operating segments under the heading “Operating segment results” on page 18 and our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 21.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

     Operating segment results. The following table shows results by operating segment for the three months ended September 30, 2008 and compares those amounts to the comparable information for the three months ended September 30, 2007:

	Three Months Ended September 30		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	25,658	25,071	587	2.3%
Coal sales realization per ton sold (1)	$10.91	$10.40	$0.51	4.9%
Operating margin per ton sold (2)	$0.61	$1.15	$(0.54)	(47.0)%

Western Bituminous
Tons sold	5,107	5,057	50	1.0%
Coal sales realization per ton sold (1)	$26.80	$25.16	$1.64	6.5%
Operating margin per ton sold (2)	$4.27	$4.42	$(0.15)	(3.4)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the quarter ended September 30, 2008, transportation costs per ton billed to customers were $0.02 for the Powder River Basin and $4.60 for the Western Bituminous region. Transportation costs per ton billed to customers for the quarter ended September 30, 2007 were $0.02 for the Powder River Basin and $3.30 for the Western Bituminous region.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin —In 2007, our production levels reflected planned reductions due to market conditions. Increases in sales prices during the third quarter of 2008 when compared with the third quarter of 2007 reflect higher pricing on contract and market index-priced tons, partially offset by the effect of lower sulfur dioxide emission allowance prices. On a per-ton basis, operating margins in the third quarter of 2008 decreased from the third quarter of 2007 due to an increase in per-ton costs, which offset the contribution from higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, higher repairs and maintenance costs due to work on planned projects and higher labor costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased slightly during the third quarter of 2008 when compared with the third quarter of 2007, however, production during the third quarter of 2008 was lower than the third quarter of 2007 due to two longwall moves, one of extended timing. Higher sales prices during the third quarter of 2008 represent higher contract pricing that was achieved after the roll off of lower-priced legacy contracts. Higher sales prices were offset by higher per-ton operating costs, resulting in a decrease in operating margin per ton sold. Higher per-ton operating costs resulted from a decrease in production as a result of the extended longwall move, higher labor and repair and maintenance costs and an increase in depreciation, depletion and amortization.
     Net interest income. The following table compares our net interest income for the three months ended September 30, 2008 with the comparable information for the three months ended September 30, 2007:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(15,237)	$(18,119)	$2,882	15.9%
Interest income	19,065	26,429	(7,364)	(27.9)

	$3,828	$8,310	$(4,482)	(53.9)%

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense from the third quarter of 2007 to the third quarter of 2008 is the result of an increase in interest costs capitalized and a lower rate of discount on receivables sold to Arch Coal, in part offset by an increase in interest on our commercial paper program, which commenced in August 2007. We capitalized $3.6 million of interest during the three months ended September 30, 2008 compared to $0.9 million during the three months ended September 30, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” beginning on page 21.

     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. This decrease was partially offset by a higher average receivable balance during the three months ended September 30, 2008 as compared to the same period in 2007.
     Non-operating expense. Our non-operating expense is related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and non-operating expense for the three months ended September 30, 2007 represents the amortization of the amounts that had previously been deferred.
     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Summary. Our results during the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 were influenced primarily by stronger market conditions in the Western Bituminous region, offset in part by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs.
     Revenues. The following table summarizes information about coal sales during the nine months ended September 30, 2008 and compares those results to the comparable information for the nine months ended September 30, 2007:

	Nine Months Ended September 30		Increase
	2008	2007	$	%
	(Amounts in thousands, except per ton data)
Coal sales	$1,337,880	$1,161,610	$176,270	15.2%
Tons sold	90,643	87,027	3,616	4.2%
Coal sales realization per ton sold	$14.76	$13.35	$1.41	10.6%
     Coal sales. Coal sales increased from the first nine months of 2007 to the first nine months of 2008 due to higher price realizations and higher sales volumes in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” on page 20.
     Expenses, costs and other. The following table summarizes expenses, costs, and other operating income, net for the nine months ended September 30, 2008 and compares those results to the comparable information for the nine months ended September 30, 2007:

			Decrease
	Nine Months Ended September 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Cost of coal sales	$1,059,349	$908,879	$(150,470)	(16.6)%
Depreciation, depletion and amortization	114,769	100,658	(14,111)	(14.1)
Selling, general and administrative expenses	22,281	19,196	(3,085)	(16.1)
Other operating income, net	(3,168)	(8,794)	(5,626)	(64.0)

	$1,193,231	$1,019,939	$(173,292)	(17.0)%

     Cost of coal sales. Our cost of coal sales increased from the first nine months of 2007 to the first nine months of 2008 primarily due to higher sales-sensitive and transportation costs, higher per-ton production costs in the Powder River Basin, and the increase in sales volumes. We have provided more information about our operating segments under the heading “Operating segment results” on page 20.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from the first nine months of 2007 to the first nine months of 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007 and 2008. We have provided more information about our operating segments under the heading “Operating segment results” on page 20 and our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 21.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

     Other operating income, net. The decrease in other operating income, net in the first nine months of 2008 compared to the first nine months of 2007 is due primarily to a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin.
     Operating segment results. The following table shows results by operating segment for the nine months ended September 30, 2008 and compares those amounts to the comparable information for the nine months ended September 30, 2007:

	Nine Months Ended September 30		Increase (Decrease)
	2008	2007	$	%
	(Tons in thousands)
Powder River Basin
Tons sold	74,887	72,250	2,637	3.6%
Coal sales realization per ton sold (3)	$10.98	$10.35	$0.63	6.1%
Operating margin per ton sold (4)	$0.85	$1.15	$(0.30)	(26.1)%

Western Bituminous
Tons sold	15,756	14,777	979	6.6%
Coal sales realization per ton sold (3)	$27.90	$24.69	$3.21	13.0%
Operating margin per ton sold (4)	$6.26	$4.46	$1.80	40.4%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the nine-month period ended September 30, 2008, transportation costs per ton were $0.03 for the Powder River Basin and $4.68 for the Western Bituminous region. Transportation costs per ton for the nine-month period ended September 30, 2007 were $0.04 for the Powder River Basin and $3.13 for the Western Bituminous region.

(4)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — Sales volume in the Powder River Basin was higher in the first nine months of 2008 when compared to the first nine months of 2007 due primarily to planned production cutbacks in 2007 in response to weak market conditions. Increases in sales prices during the first nine months of 2008 when compared with the first nine months of 2007 reflect higher pricing on contract and market index-priced tons, partially offset by the effect of lower sulfur dioxide emission allowance prices. On a per-ton basis, operating margins for the nine months ended September 30, 2008 decreased from the nine months ended September 30, 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, higher sales-sensitive costs, the cost of planned repair and maintenance projects and labor costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased during the first nine months of 2008 when compared with the first nine months of 2007, driven largely by increased demand in the region. Higher sales prices during the first nine months of 2008 when compared with the first nine months of 2007 resulted from higher contract pricing from the roll off of lower-priced legacy contracts and the effect of market-based spot sales during the first nine months of 2008. Higher sales prices resulted in higher per-ton operating margins for the first nine months of 2008 compared to the first nine months of 2007, partially offset by an increase in depreciation, depletion and amortization and the impact of higher sales-sensitive costs.
     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2008 and compares that information to the comparable information for the nine months ended September 30, 2007:

			Increase (Decrease)
	Nine months ended September 30		in Net Income
	2008	2007	$	%
	(Amounts in thousands)
Interest expense	$(48,819)	$(53,818)	$4,999	9.3%
Interest income	59,064	73,640	(14,576)	(19.8)

	$10,245	$19,822	$(9,577)	(48.3)%

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense from the first nine months of 2007 to the first nine months of 2008 is the result of an increase in interest costs capitalized and a lower rate of discount on receivables sold to Arch Coal, in part offset by an increase in interest on our commercial paper program, which commenced in August 2007. We capitalized $8.7 million of interest during the nine months ended September 30, 2008 compared to $2.9 million during the nine months ended September 30, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” below.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease was partially offset by a higher average receivable balance during the nine months ended September 30, 2008 as compared to the same period in 2007.
     Non-operating expense. Our non-operating expense is related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred. We previously had amounts deferred from the termination of hedge accounting related to interest rate swaps, and non-operating expense for the nine months ended September 30, 2007 represents the amortization of the amounts that had previously been deferred.
Liquidity and Capital Resources
     Our primary sources of cash include sales of our coal production to customers, sales of assets, our commercial paper program and debt related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, proceeds from the issuance of commercial paper and, if necessary, cash from Arch Coal. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable which earns interest at the prime rate.
     The recent crisis in the financial markets has had a significant adverse impact on a number of financial institutions. In this credit environment, we expect our borrowing costs to increase and our ability to issue commercial paper to be constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the financial stability of our customers and counterparties; availability under Arch Coal’s lines of credit; the cost and availability of insurance and financial surety programs. At this point in time, however, our liquidity has not been materially affected. Management will continue to closely monitor our own liquidity and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
     Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$321,047	$263,870
Investing activities	(338,745)	(313,664)
Financing activities	22,869	49,853
     Cash provided by operating activities increased $57.2 million in the first nine months of 2008 compared to the first nine months of 2007 primarily as a result of a decrease in our investment in working capital and an increase in operating income in the first nine months of 2008 compared to the first nine months of 2007.

     Cash used in investing activities increased $25.1 million in the first nine months of 2008 compared to the first nine months of 2007 primarily due to an increase in capital expenditures, partially offset by a decrease in the amount of net cash transferred to Arch Coal. In the first nine months of 2008, we spent approximately $78.4 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and $101.2 million for the transition to a new reserve area at our West Elk mining complex in Colorado, including the cost of purchasing a new longwall and other mining equipment. We expect to complete the work on the loadout facility and to transition to the new seam at West Elk in the fourth quarter of 2008. In the first nine months of 2007, we made payments of approximately $33.9 million for a new longwall at our Sufco mine in Utah. Also during the first nine months of 2007, we recovered $18.3 million from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment. In addition, cash management activity with Arch Coal resulted in a use of cash of approximately $110.8 million in the first nine months of 2008 compared with $238.3 million in the first nine months of 2007.
     The cash provided from financing activities during the first nine months of 2008 was the result of proceeds from additional commercial paper issued. In April 2008, we increased our commercial paper program to $100.0 million from $75.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no other material changes in our exposure to market risk since December 31, 2007.
Item 4T. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

November 14, 2008