Form 10-Q/A
period 2008-09-30
ARCH WESTERN RESOURCES LLC
filed 2008-12-05
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At December 5, 2008, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

Explanatory Note
     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 is being filed to include the unaudited condensed consolidating financial information for Arch Western Resources, LLC and its issuer, guarantor and non-guarantor subsidiaries that was inadvertently omitted from Note 10 to the unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission on November 14, 2008 (the “Original Report”).
     In addition, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II to the Original Report has been updated to include currently dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
     Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures included in the Original Report.

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended September 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$323,277	$117,441	$—	$440,718
Cost of coal sales	(1,744)	—	274,979	90,965	(700)	363,500
Depreciation, depletion and amortization	—	—	22,270	14,973	—	37,243
Selling, general and administrative expenses allocated from Arch Coal	5,391	—	—	—	—	5,391
Other operating income, net	(237)	—	(431)	(1,080)	700	(1,048)

	3,410	—	296,818	104,858	—	405,086

Income from investment in subsidiaries	42,187	—	—	—	(42,187)	—

Income from operations	38,777	—	26,459	12,583	(42,187)	35,632
Interest expense	(18,069)	(12,616)	(117)	(466)	16,031	(15,237)
Interest income, primarily from Arch Coal	18,752	16,031	54	259	(16,031)	19,065

	683	3,415	(63)	(207)	—	3,828
Minority interest	(3,722)	—	—	—	—	(3,722)

Net income	$35,738	$3,415	$26,396	$12,376	$(42,187)	$35,738

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended September 30, 2007
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales revenues	$—	$—	$299,503	$105,552	$—	$405,055
Cost of coal sales	(618)	—	238,234	80,558	(633)	317,541
Depreciation, depletion and amortization	—	—	23,534	11,666	—	35,200
Selling, general and administrative expenses allocated from Arch Coal	6,258	—	—	—	—	6,258
Other operating income	(50)	—	(565)	(826)	633	(808)

	5,590	—	261,203	91,398	—	358,191

Income from investment in subsidiaries	53,022	—	—	—	(53,022)	—

Income from operations	47,432	—	38,300	14,154	(53,022)	46,864
Interest expense	(18,144)	(15,311)	(107)	(587)	16,030	(18,119)
Interest income, primarily from Arch Coal	25,886	16,030	115	428	(16,030)	26,429

	7,742	719	8	(159)	—	8,310
Non-operating expense	(607)	—	—	—	—	(607)
Minority interest	(4,460)	—	—	—	—	(4,460)

Net income	$50,107	$719	$38,308	$13,995	$(53,022)	$50,107

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Nine Months Ended September 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,015,659	$322,221	$—	$1,337,880
Cost of coal sales	78	—	813,546	247,547	(1,822)	1,059,349
Depreciation, depletion and amortization	—	—	68,439	46,330	—	114,769
Selling, general and administrative expenses allocated from Arch Coal	22,281	—	—	—	—	22,281
Other operating income, net	(314)	—	(2,095)	(2,581)	1,822	(3,168)

	22,045	—	879,890	291,296	—	1,193,231

Income from investment in subsidiaries	174,019	—	—	—	(174,019)	—

Income from operations	151,974	—	135,769	30,925	(174,019)	144,649
Interest expense	(55,141)	(40,027)	(393)	(1,352)	48,094	(48,819)
Interest income, primarily from Arch Coal	58,061	48,094	196	807	(48,094)	59,064

	2,920	8,067	(197)	(545)	—	10,245
Minority interest	(9,475)	—	—	—	—	(9,475)

Net income	$145,419	$8,067	$135,572	$30,380	$(174,019)	$145,419

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Nine Months Ended September 30, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$870,193	$291,417	$—	$1,161,610
Cost of coal sales	(838)	—	692,866	218,746	(1,895)	908,879
Depreciation, depletion and amortization	—	—	67,362	33,296	—	100,658
Selling, general and administrative expenses allocated from Arch Coal	19,196	—	—	—	—	19,196
Other operating (income) expense	(6,115)		(1,912)	(2,662)	1,895	(8,794)

	12,243	—	758,316	249,380	—	1,019,939

Income from investment in subsidiaries	155,721	—	—	—	(155,721)	—

Income from operations	143,478	—	111,877	42,037	(155,721)	141,671
Interest expense	(54,065)	(45,747)	(311)	(1,776)	48,081	(53,818)
Interest income, primarily from Arch Coal	72,080	48,081	351	1,209	(48,081)	73,640

	18,015	2,334	40	(567)	—	19,822
Non-operating expense	(3,146)	—	—	—	—	(3,146)
Minority interest	(14,024)	—	—	—	—	(14,024)

Net income (loss)	$144,323	$2,334	$111,917	$41,470	$(155,721)	$144,323

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$5,327	$—	$26	$66	$—	$5,419
Receivables	904	—	1,322	1,023	—	3,249
Inventories	—	—	98,407	24,727	—	123,134
Other	2,945	2,157	6,935	8,381	—	20,418

Total current assets	9,176	2,157	106,690	34,197	—	152,220

Property, plant and equipment, net	—	—	1,007,282	331,274	—	1,338,556

Investment in subsidiaries	2,317,081	—	—	—	(2,317,081)	—
Receivable from Arch Coal, Inc.	1,512,419	—	—	36,753	—	1,549,172
Intercompanies	(2,209,985)	973,976	1,101,979	134,030	—	—
Other	960	8,007	11,517	4,568	—	25,052

Total other assets	1,620,475	981,983	1,113,496	175,351	(2,317,081)	1,574,224

Total assets	$1,629,651	$984,140	$2,227,468	$540,822	$(2,317,081)	$3,065,000

Accounts payable	$2,272	$—	$83,095	$17,763	$—	$103,130
Accrued expenses	3,843	16,031	81,081	10,135	—	111,090
Commercial paper	98,060	—	—	—	—	98,060

Total current liabilities	104,175	16,031	164,176	27,898	—	312,280

Long-term debt	—	956,490	—	—	—	956,490
Accrued postretirement benefits other than pension	25,608	—	2,486	10,938	—	39,032
Asset retirement obligations	—	—	193,120	12,923	—	206,043
Accrued workers’ compensation	4,232	—	643	4,045	—	8,920
Other noncurrent liabilities	2,770	—	40,389	6,210	—	49,369

Total liabilities	136,785	972,521	400,814	62,014	—	1,572,134

Redeemable membership interest	8,723	—	—	—	—	8,723
Minority interest	192,493	—	—	—	—	192,493
Non-redeemable membership interest	1,291,650	11,619	1,826,654	478,808	(2,317,081)	1,291,650

Total liabilities and membership interests	$1,629,651	$984,140	$2,227,468	$540,822	$(2,317,081)	$3,065,000

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$78	$—	$16	$154	$—	$248
Receivables	1,145	—	1,224	1,190	—	3,559
Inventories	—	—	98,638	42,988	—	141,626
Other	11,342	2,153	5,868	7,765	—	27,128

Total current assets	12,565	2,153	105,746	52,097	—	172,561

Property, plant and equipment, net	—	—	864,575	361,418	—	1,225,993

Investment in subsidiaries	2,140,722	—	—	—	(2,140,722)	—
Receivable from Arch Coal, Inc.	1,399,046	—	(112)	28,899	—	1,427,833
Intercompanies	(2,105,212)	981,359	1,064,385	59,468	—	—
Other	802	9,617	11,611	3,770	—	25,800

Total other assets	1,435,358	990,976	1,075,884	92,137	(2,140,722)	1,453,633

Total assets	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

Accounts payable	$3,434	$—	$62,504	$16,316	$—	$82,254
Accrued expenses	2,863	32,063	83,515	10,313	—	128,754
Commercial paper	74,959	—	—	—	—	74,959

Total current liabilities	81,256	32,063	146,019	26,629	—	285,967

Long-term debt	—	957,514	—	—	—	957,514
Accrued postretirement benefits other than pension	24,482	—	2,485	9,838	—	36,805
Asset retirement obligations	—	—	182,101	12,089	—	194,190
Accrued workers’ compensation	4,293	—	1,053	3,438	—	8,784
Other noncurrent liabilities	(310)	—	25,886	5,149	—	30,725

Total liabilities	109,721	989,577	357,544	57,143	—	1,513,985

Redeemable membership interest	8,000	—	—	—	—	8,000
Minority interest	183,018	—	—	—	—	183,018
Non-redeemable membership interest	1,147,184	3,552	1,688,661	448,509	(2,140,722)	1,147,184

Total liabilities and membership interests	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(19,582)	$(7,369)	$282,710	$65,288	$321,047

Investing Activities
Capital expenditures	—	—	(248,046)	17,217	(230,829)
Increase in receivable from Arch Coal	(102,825)	—	(112)	(7,854)	(110,791)
Proceeds from dispositions of property, plant and equipment	—	—	355	23	378
Additions to prepaid royalties	—	—	—	(200)	(200)
Reimbursement of deposits on equipment	—	—	2,697	—	2,697

Cash used in investing activities	(102,825)	—	(245,106)	9,186	(338,745)

Financing Activities
Net proceeds from commercial paper	23,102	—	—	—	23,102
Debt financing costs	(219)	(14)	—	—	(233)
Transactions with affiliates, net	104,773	7,383	(37,594)	(74,562)	—

Cash provided by (used in) financing activities	127,656	7,369	(37,594)	(74,562)	22,869

Increase (decrease) in cash and cash equivalents	5,249	—	10	(88)	5,171
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$5,327	$—	$26	$66	$5,419

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(2,464)	$(13,114)	$189,338	$90,110	$263,870

Investing Activities
Capital expenditures	—	—	(50,431)	(49,399)	(99,830)
Increase in receivable from Arch Coal	(237,675)	—	(2)	(620)	(238,297)
Proceeds from dispositions of property, plant and equipment	6,000	—	259	79	6,338
Additions to prepaid royalties	—	—	—	(200)	(200)
Reimbursement of deposits on equipment	—	—	18,325	—	18,325

Cash used in investing activities	(231,675)	—	(31,849)	(50,140)	(313,664)

Financing Activities

Net proceeds from commercial paper	49,992	—	—	—	49,992
Debt financing costs	(139)	—	—	—	(139)
Transactions with affiliates, net	184,424	13,114	(157,616)	(39,922)	—

Cash provided by (used in) financing activities	234,277	13,114	(157,616)	(39,922)	49,853

Decrease in cash and cash equivalents	138	—	(127)	48	59
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$138	$—	$34	$73	$245

PART II
OTHER INFORMATION
Item 6. Exhibits.
     Exhibits filed as part of this Quarterly Report on Form 10-Q/A are as follows:

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

December 5, 2008