Form 10-K
period 2008-12-31
ARCH WESTERN RESOURCES LLC
filed 2009-03-26
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Annual Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
     At March 25, 2009, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We believe that the factors that could cause our actual results to differ materially include the factors that we describe under the heading “Risk Factors” beginning on page 23. Those risks and uncertainties include but are not limited to the following:
•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, truck and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	the availability and cost of surety bonds;

•	terrorist attacks, military action or war;

•	environmental laws, including those directly affecting our coal mining operations and those affecting our customers’ coal usage;

•	our ability to obtain and renew mining permits;

•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	the existence of hazardous substances or other environmental contamination on property owned or used by us.
     These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this document. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

iii

PART I
Item 1. Business.
INTRODUCTION
     We are a subsidiary of Arch Coal, Inc., one of the largest coal producers in the United States. For the year ended December 31, 2008, we sold approximately 120.5 million tons of coal, fueling approximately 5% of all electricity generated in the United States. We sell substantially all of our coal to power plants, steel mills and industrial facilities. At December 31, 2008, we operated seven active mines located in two of the three major low-sulfur coal-producing regions of the United States.
     Significant federal and state environmental regulations affect the demand for coal. Existing environmental regulations limiting the emission of certain impurities caused by coal combustion and new regulations, including those aimed at curbing the emission of certain greenhouse gases, have had and are likely to continue to have a considerable impact on our business. For example, certain federal and state environmental regulations currently limit the amount of sulfur dioxide that may be emitted as a result of combustion. As a result, we focus on mining, processing and marketing coal with low sulfur content.
     Despite these and other regulations, we expect worldwide coal demand to increase over time, particularly in developing countries such as China and India where electricity demand is increasing much faster than in developed parts of the world. Although the global economic recession has had a significant impact in certain regions of the world, we expect worldwide energy demand to increase over the next 20 years. As a result of its availability, stability and affordability, we expect coal to satisfy a large portion of that demand.
     Domestically, we anticipate that production in certain regions, particularly the Central Appalachian region, will decrease over time as reserves are depleted and permitting becomes more challenging. Although we expect coal exports to decline in 2009, we expect coal exports to increase gradually over the intermediate and longer term, as international consumers look for more stable sources of coal supplies. We also expect domestic coal consumption to increase over the intermediate and longer term. We believe that these trends collectively will exert upward pressure on coal pricing.
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
     On March 8, 2009, Arch Coal entered into an agreement to purchase the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $761 million. At December 31, 2008, we estimate that Jacobs Ranch controlled approximately 381 million tons of coal reserves adjacent to our

Black Thunder mining complex. Arch Coal has announced that it intends to integrate the Jacobs Ranch and Black Thunder mining complexes upon completion of the transaction. The transaction is subject to certain governmental and regulatory conditions and approvals, including under competition laws and regulations, and other customary conditions. Neither we nor Arch Coal can provide any assurance that the transaction will be completed.
COAL CHARACTERISTICS
     In general, end users characterize coal of all geological compositions as steam coal or metallurgical coal. Heat value, sulfur and ash and moisture content, and volatility in the case of metallurgical coal, are the most important variables in the marketing and transportation of coal. These characteristics help producers determine the best end use of a particular type of coal. The following is a description of these general coal characteristics:
Heat Value
     In general, the carbon content of coal supplies most of its heating value, but other factors also influence the amount of energy it contains per unit of weight. The heat value of coal is commonly measured in Btus. Coal is generally classified into four categories, ranging from lignite through subbituminous and bituminous to anthracite, reflecting the progressive response of individual deposits of coal to increasing heat and pressure. Anthracite is coal with the highest carbon content and, therefore, the highest heat value nearing 15,000 Btus per pound. Bituminous coal, used primarily to generate electricity and to make coke for the steel industry, has a heat value ranging between 10,500 and 15,500 Btus per pound. Subbituminous coal ranges from 8,300 to 13,000 Btus per pound and is generally used for electric power generation. Lignite coal is a geologically young coal which has the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.
Sulfur Content
     Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal. The sulfur content of coal can vary from seam to seam and within a single seam. The chemical composition and concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion. Coal-fueled power plants can comply with sulfur dioxide emission regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur-reduction technology.
     All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 93.5% consist of compliance coal, while an additional 4.6% could be sold as low-sulfur coal. Higher sulfur noncompliance coal can be burned in plants equipped with sulfur-reduction technology, such as scrubbers, and in facilities that blend compliance and noncompliance coal. We expect that all new coal-fueled power plants built in the United States will use some type of sulfur-reduction technology and, as such, the premiums offered for lower sulfur coal may decrease in the future.
Ash
     Ash is the inorganic residue remaining after the combustion of coal. As with sulfur, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The composition of the ash, including the proportion of sodium oxide, and fusion temperature are important characteristics of coal and help determine the suitability of the coal to end users. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production.
Moisture
     Moisture content of coal varies by the type of coal, the region where it is mined and the location of the coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, on an as-sold basis, can range from approximately 2% to over 30% of the coal’s weight.
Other
     Users of metallurgical coal measure certain other characteristics, including fluidity, swelling capacity and volatility to assess the strength of coke produced from a given coal or the amount of coke that certain types of coal will yield. These characteristics may be important elements in determining the value of metallurgical coal sold in the marketplace.
THE COAL INDUSTRY
Global Coal Supply and Demand
     Because of its availability, stability and affordability, coal is a major contributor to the global energy supply, providing approximately 41% of the world’s electricity in 2006, according to the most recently available data from the International Energy Agency, which we refer to as the IEA. Coal is also used in producing approximately 64% of the world’s steel supply. Coal reserves can be found in almost every country in the world, and recoverable coal can be found in approximately 70 countries.
     Coal is traded worldwide and can be transported to demand centers by ship and by rail. Worldwide coal production approximated 7.2 billion tons in 2007 and 6.8 billion tons in 2006, according to the IEA. China produces more coal than any other country in the world. Historically, Australia has been the world’s largest coal exporter, exporting more than 200 million tons in each of the last three years, according to the World Coal Institute, which we refer to as the WCI. China, Indonesia and South Africa have also historically been significant exporters, however, growing energy demand in these areas has resulted in declining coal exports as many of these countries move toward greater self-sufficiency.
     International demand for coal continues to be driven by rapid growth in electrical power generation capacity in Asia, particularly in China and India. China and India represented approximately 44% of total world coal consumption in 2005 and are expected to account for approximately 57% by 2030, according to the Energy Information Administration, which we refer to as the EIA. The increase in international demand has led to increased demand for coal exports from the United States. During 2008, coal exports for both steam and metallurgical coal increased significantly as demand for U.S. coal in the Atlantic Basin increased. This increase was a continuation of a trend that began in 2007 as demand for coal for both power generation and steel production exceeded global coal supplies. A weak U.S. dollar relative to foreign currencies, high freight rates and supply problems in Australia, South Africa and Indonesia, when combined, improved the competitiveness of U.S. coal in several international markets. During the second half of 2008, as the United States and most international economies deteriorated, demand for steam and metallurgical coal declined. We believe these economic challenges will continue to affect international demand in 2009 and, as a result, we expect U.S. coal exports to decline from record 2008 levels. Once global economic conditions improve, we expect U.S. exports to rebound.
U.S. Coal Consumption
     In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing and processing facilities. Coal consumption in the United States increased from 398.1 million tons in 1960 to approximately 1.1 billion tons in 2008, based on preliminary information provided by the EIA. According to the EIA, approximately 98% of coal consumed in the United States in 2008 was from domestic production sources. The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual		Forecast			Annual Growth
Sector	2001	2007	2010	2020	2030	2001-2010	2010-2020	2020-2030
	(tons, in millions)
Electric power	964	1,046	1,056	1,110	1,210	0.9%	0.5%	0.9%
Other industrial	65	56	60	56	57	(0.8%)	(0.7%)	0.2%
Coke plants	26	23	21	19	18	(2.1%)	(1.0%)	(0.5%)
Residential/commercial	4	3	3	3	3	0.0%	0.0%	0.0%
Coal-to-liquids	—	—	—	30	70	n/a	n/a	8.8%

Total U.S. coal consumption	1,060	1,129	1,140	1,218	1,358	0.7%	0.7%	1.1%

Source:	EIA Annual Energy Outlook 2009
     Throughout the United States, coal has long been favored as a fuel to produce electricity because of its cost advantage and its availability. Since 1970, the use of coal to generate electricity in the United States has nearly tripled in response to growing electricity demand. According to the EIA, coal accounted for approximately 48%

of U.S. electricity generation in 2008 and is projected to grow by more than 20%, reaching 1.4 billion tons in 2030.
     Coal is generally the lowest cost fossil-fuel used for baseload electric power generation and, historically, has been considerably less expensive than natural gas or oil. We estimate that the cost of generating electricity from coal is less than one-third of the cost of generating electricity from other fossil fuels. According to the EIA, the average delivered cost of coal to electric power generators during the first ten months of 2008 was $2.05/mm Btus, which was $14.88/mm Btus less expensive than petroleum liquids and $7.53/mm Btus less expensive than natural gas. Coal is also competitive with nuclear power generation, especially on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but new sources are scarce and its application is limited by geography and susceptibility to seasonal and climatic conditions. In 2008, non-hydropower renewable power generation, such as wind power, accounted for only 3% of all electricity generated in the United States and is currently not economically competitive with existing technologies. The following chart sets forth the breakdown of U.S. electricity generation by energy source for 2007, according to the EIA:

Source:	EIA Electric Power Annual (Jan. 21, 2009).
     Coal consumption patterns are also influenced by the demand for electricity, governmental regulations affecting power generation, technological developments and the location, availability and cost of other energy sources such as nuclear and hydroelectric power. The EIA projects that power plants will increase their demand for coal as demand for electricity increases. The EIA estimates that electricity demand will increase by almost 24% by 2030, despite projected efforts throughout the United States for industrial, residential and other consumers to become more energy efficient. Coal consumption has generally grown at the pace of electricity growth because coal-fueled electricity generation is used in most cases to meet baseload requirements, which are the minimum amounts of electric power delivered or required over a given period of time at a steady rate. Based on estimates compiled by the EIA, U.S. coal consumption for electric generation is expected to grow approximately 1.5% per year until 2030. These amounts assume no future federal or state carbon emissions legislation is enacted and do not take into account recent market conditions.
     Based on EIA projections, current capacity for electric generation may not be enough to support projected electricity demand. The EIA has projected that approximately 223 gigawatts of new electricity capacity will be needed between 2008 and 2030, with approximately 19% of the new capacity estimated to come from coal-fired generation. Planned new domestic coal-fueled electricity generation capacity announcements approximated 38 gigawatts at December 31, 2008, equating to more than 120 million tons of additional annual coal demand, based on information obtained from the National Energy Technology Laboratory and our internal estimates. We estimate that, at December 31, 2008, approximately 21 gigawatts of generating capacity was under construction or in advanced stages of development in the United States. Because the EIA projections are based on factors and assumptions contained in its forecasts, actual amounts of new capacity may differ significantly from those estimates and if they differ negatively, the amount of new electricity capacity needed may not grow as the EIA projects.

     The proposed plants or expansions are utilizing the full spectrum of technologies from pulverized coal and circulating fluidized bed, which permit coal to be more easily burned, and integrated coal gasification cycle units, which permit coal to be turned into a gasified product for the easier capture of carbon in the future. Many projects that are moving forward are being developed by municipal and regulated utilities due to their ability to recover costs and prior experience with coal.
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
     Prices for oil and natural gas in the United States reached record levels during 2008 because of increasing demand and tensions regarding international supply. Historically high oil and gas prices and global energy security concerns have increased government and private sector interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Several coal-to-liquids projects are proposed. We also expect advances in technologies designed to convert coal into electricity through coal gasification processes and to capture and sequester carbon dioxide emissions from electricity generation and other sources. These technologies have garnered greater attention in recent years due to developing concerns about the impact of carbon dioxide on the global climate and energy security. We believe the advancement of coal-conversion and other technologies represents a positive development for the long-term demand for coal.
U.S. Coal Production
     The United States is the second largest coal producer in the world, exceeded only by China. Coal in the United States represents approximately 94% of the domestic fossil energy reserves with over 200 billion tons of recoverable coal, according to the U.S. Geological Survey. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for nearly 200 years. Annual coal production in the United States has increased from 434 million tons in 1960 to approximately 1.2 billion tons in 2008 based on information provided by EIA.
     Coal is mined from coal fields through the United States, with the major production centers located in the western U.S., the Appalachian region and the Illinois Basin. The quality of coal varies by region. Heat value, sulfur content and suitability for production of metallurgical coke are important quality characteristics and are used to determine the best end use for the particular coal types.
     The western region includes, among other areas, the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from 408.3 million tons in 1994 to 635.9 million tons in 2008 as competitive mining costs and regulations limiting sulfur dioxide emissions have increased demand for low-sulfur coal over this period. The Powder River Basin is located in northeastern Wyoming and southeastern Montana. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes western Colorado, eastern Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.
     The Appalachian region is divided into the north, central and southern Appalachian regions. According to the EIA, coal produced in the Appalachian region decreased from 445.4 million tons in 1994 to 389.6 million tons in 2008, primarily as a result of the depletion of economically attractive reserves, permitting issues and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a low sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio,

Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a high sulfur content ranging from 0.8% to 4.0%.
     The Illinois basin includes Illinois, Indiana and western Kentucky and is the major coal production center in the interior region of the United States. According to the EIA, coal produced in the interior region decreased from 179.9 million tons in 1994 to 97.5 million tons in 2008. Coal from the Illinois basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a high sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois basin can generally be used by some electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. We anticipate that Illinois basin coal will play an increasingly vital role in the U.S. energy markets in future periods. Other coal-producing states in the interior region include Arkansas, Kansas, Louisiana, Mississippi, Missouri, North Dakota, Oklahoma and Texas.
U.S. Coal Exports and Imports
     Coal exports increased from 71.4 million tons in 1994 to 82.6 million tons in 2008. As discussed above, as global coal consumption has increased in recent years, countries such as China, Indonesia, South Africa and Russia have decided to retain a greater percentage of their coal production for domestic consumption. We expect this development to continue over the long-term. However, we anticipate U.S. coal exports to decline in 2009 from 2008 levels because of the near-term global economic recession, record low freight rates and a stronger U.S. dollar relative to foreign currencies. We believe that the United States will continue to be a swing supplier of coal to the global marketplace in the near term.
     Historically, coal imported from abroad has represented a relatively small share of total U.S. coal consumption. According to the EIA, coal imports increased from 8.9 million tons in 1994 to approximately 34.0 million tons in 2008. Coal is imported into the United States primarily from Colombia, Indonesia and Venezuela. Imported coal generally serves coastal states along the Gulf of Mexico, such as Alabama and Florida, and states along the eastern seaboard. We do not expect coal imports into the United States to grow significantly due to increasing demand in Europe.
COAL MINING METHODS
     The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.
Surface Mining
     We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations in the table on page 9. In 2008, approximately 84% of the coal that we produced came from surface mining operations.
     Surface mining involves removing the topsoil and drilling or blasting the overburden (earth and rock covering the coal) with explosives. We then remove the overburden with heavy earth-moving equipment, such as draglines, power shovels, excavators and loaders. Once exposed, we drill, fracture and systematically remove the coal using haul trucks or conveyors to transport the coal to a preparation plant or to a loadout facility. We reclaim disturbed areas as part of our normal mining activities. After final coal removal, we use draglines, power shovels, excavators or loaders to backfill the remaining pits with the overburden removed at the beginning of the process. Once we have replaced the overburden and topsoil, we reestablish vegetation and plant life into the natural habitat and make other improvements that have local community and environmental benefits.
     The following diagram illustrates a typical dragline surface mining operation:

Underground Mining
     We use underground mining methods when coal is located deep beneath the surface. We have included the identity and location of our underground mining operations in the table on page 9. In 2008, approximately 16% of the coal that we produced came from underground mining operations.
     Our underground mines are typically operated using longwall mining techniques. Longwall mining involves using mechanical shearers to extract coal from long rectangular blocks of medium to thick seams. Ultimate seam recovery using longwall mining techniques can exceed 75%. In longwall mining, we use continuous miners to develop access to these long rectangular coal blocks. Hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion.
     The following diagram illustrates a typical underground mining operation using longwall mining techniques:

Coal Preparation and Blending
     We generally crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay, and occurs in a wide range of particle sizes. Coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end-users.
     The treatments employed at preparation plants depend on the size of the raw coal. For course material, the separation process relies on the difference in the density between coal and waste rock where, for the very fine fractions, the separation process relies on the difference in surface chemical properties between coal and the waste minerals. To remove impurities, we crush raw coal and classify it into various sizes. For the largest size fractions, we use dense media vessel separation techniques in which we float coal in a tank containing a liquid of a pre-determined specific gravity. Since coal is lighter than its impurities, it floats, and we can separate it from rock and shale. We treat intermediate sized particles with dense medium cyclones, in which a liquid is spun at high speeds to separate coal from rock. Fine coal is treated in spirals, in which the differences in density between coal and rock allow them, when suspended in water, to be separated. To minimize the moisture content in coal, we process most coal sizes through centrifuges. A centrifuge spins coal very quickly, causing water accompanying the coal to separate.
     For more information about the preparation plants used at our mining complexes, you should see the section entitled “Our Mining Operations” below.
OUR MINING OPERATIONS
General
     At December 31, 2008, we operated seven active mines at seven mining complexes located in the United States. We have two reportable business segments, which are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2008, 2007 and 2006 contained in Note 18 — Segment Information to our consolidated financial statements beginning on page F-1.
     Our operations in the Powder River Basin are located in Wyoming and include two surface mining complexes (Black Thunder and Coal Creek). Our operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mining complexes (Dugout Canyon, Skyline, Sufco and West Elk) and one surface mining complex (Arch of Wyoming) that includes one active surface mine and four inactive mines.
     Coal is transported from our mining complexes to customers by means of railroads and trucks. We currently own or lease under long-term arrangements a substantial portion of the equipment utilized in our mining operations. We employ sophisticated preventative maintenance and rebuild programs and upgrade our equipment to ensure that it is productive, well-maintained and cost-competitive. Our maintenance programs also employ procedures designed to enhance the efficiencies of our operations.

     The following map shows the locations of our mining operations:
     The following table provides a summary of information regarding our active mining complexes at December 31, 2008, the total sales associated with these complexes for the years ended December 31, 2006, 2007 and 2008 and the total reserves associated with these complexes at December 31, 2008. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The information included below the following table describes in more detail our mining operations, the coal mining methods used, certain characteristics of our coal and the method by which we transport coal from our mining operations to our customers or other third parties.

							Total Cost
							of Property,
							Plant and
							Equipment
		Mining		Tons Sold			at December
Mining Complex	Mines	Equipment	Railroad	2006	2007	2008	31, 2008	Assigned Reserves
				(Million tons)			($in millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	92.5	86.2	88.5	$751.2	1,250.7
Coal Creek (1)	S	D, S	UP/BN	3.1	10.2	11.5	148.2	206.1
Western Bituminous:
Arch of Wyoming (2)	S	L, HW	UP	—	—	0.2	24.0	19.4
Dugout Canyon	U	LW, CM	UP	4.2	4.0	4.3	131.4	24.7
Skyline (1)	U	LW, CM	UP	1.5	2.4	3.3	189.3	19.9
Sufco	U	LW, CM	UP	7.4	6.7	7.4	213.2	44.9
West Elk	U	LW, CM	UP	5.0	6.2	5.3	390.5	70.9

Totals				113.7	115.7	120.5	$1,847.8	1,636.6

S = Surface mine
U = Underground mine
D = Dragline
L = Loader/truck
S = Shovel/truck
LW = Longwall
CM = Continuous miner
HW = Highwall miner
UP = Union Pacific Railroad
BN = Burlington Northern Santa Fe Railway

(1)	In 2006, we resumed mining at our Coal Creek and Skyline complexes. We had idled the Coal Creek complex in 2000 and the Skyline complex in 2004.

(2)	We have four inactive mines at our Arch of Wyoming complex that are in the final process of reclamation and bond release.
Powder River Basin
     Black Thunder
     Black Thunder is a surface mining complex located on approximately 24,300 acres in Campbell County, Wyoming. The Black Thunder mining complex extracts steam coal from the Upper Wyodak and Main Wyodak seams. The Black Thunder mining complex shipped 88.5 million tons of coal in 2008.
     We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1.3 billion tons of proven and probable reserves at December 31, 2008. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 135.0 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
     The Black Thunder mining complex currently consists of five active pit areas and two owned loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.
     Coal Creek
     Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts steam coal from the Wyodak-R1 and Wyodak-R3 seams. The Coal Creek mining complex shipped 11.5 million tons of coal in 2008.
     We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 206.1 million tons of proven and probable reserves at December 31, 2008. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50.0 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2025 before annual output starts to significantly decline. One large tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
     The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.
Western Bituminous
     Arch of Wyoming
     Arch of Wyoming is a surface mining complex located in Carbon County, Wyoming. The Arch of Wyoming complex currently consists of one active surface mine and four inactive mines located on approximately 58,000 acres that are in the final process of reclamation and bond release. The Arch of Wyoming mining complex extracts coal from the Johnson seam. The Arch of Wyoming complex shipped 0.2 million tons of coal in 2008.
     We control a significant portion of the coal reserves associated with this complex through federal, state and private leases. The active Arch of Wyoming mining operations had approximately 19.4 million tons of proven and probable reserves at December 31, 2008. The air quality permit for the active Arch of Wyoming mining operation allows for the mining of coal at a rate of 2.5 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2018 before annual output starts to significantly decline.

     The active Arch of Wyoming mining operations currently consist of one active pit area. We ship all of the coal raw to our customers via the Union Pacific railroad and by truck. We do not process the coal mined at this complex.
     Dugout Canyon
     Dugout Canyon mine is an underground mining complex located on approximately 18,200 acres in Carbon County, Utah. The Dugout Canyon mining complex extracts steam coal from the Rock Canyon and Gilson seams. The Dugout Canyon mining complex shipped 4.3 million tons of coal in 2008.
     We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 24.7 million tons of proven and probable reserves at December 31, 2008. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2013 before annual output starts to significantly decline.
     The complex currently consists of a longwall, three continuous miner sections and a truck loadout facility. We ship all of the coal to our customers via the Union Pacific railroad or by highway trucks. We wash a portion of the coal we produce at a 400-ton-per-hour preparation plant. The loadout facility can load approximately 20,000 tons of coal per day into highway trucks. Coal shipped by rail is loaded through a third-party facility capable of loading an 11,000-ton train in less than three hours.
     Skyline
     Skyline is an underground mining complex located on approximately 12,400 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O’Conner A seam. The Skyline mining complex shipped 3.3 million tons of coal in 2008.
     We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 19.9 million tons of proven and probable reserves at December 31, 2008. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2011 before annual output starts to significantly decline.
     The Skyline complex currently consists of a longwall, a continuous miner section and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.
     Sufco
     Sufco is an underground mining complex located on approximately 25,200 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha and Lower Hiawatha seams. The Sufco mining complex shipped 7.4 million tons of coal in 2008.
     We control a significant portion of the coal reserves through federal and state leases. The Sufco mining complex had approximately 44.9 million tons of proven and probable reserves at December 31, 2008. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2014 before annual output starts to significantly decline.
     The Sufco complex currently consists of a longwall, three continuous miner sections and a loadout facility located approximately 80 miles from the mine. We ship all of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We do not process the coal mined at this complex. The loadout facility can load an 11,000-ton train in less than three hours.
     West Elk
     West Elk is an underground mining complex located on approximately 17,900 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam. In the fourth quarter of 2008, we transitioned our longwall mining operation from the B seam to the E seam. The West Elk mining complex shipped 5.3 million tons of coal in 2008.
     We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 70.9 million tons of proven and probable reserves at December 31, 2008. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2019 before annual output starts to significantly decline.

     The West Elk complex currently consists of a longwall, three continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load an 11,000-ton train in less than three hours.
SALES, MARKETING AND TRADING
Overview
     Coal prices are influenced by a number of factors and vary materially by region. As a result of these regional characteristics, prices of coal by product type within a given major coal producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, coal quality, transportation costs involved in moving coal from the mine to the point of use, mine operating costs and the costs and availability of alternative fuels, such as nuclear energy, natural gas, hydropower and petroleum. For example, higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region.
     The cost of coal at the mine is also influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Within a particular geographic region, underground mining, which is the mining method we use in the Western Bituminous region, is generally more expensive than surface mining, which is the mining method we use in the Powder River Basin. This is the case because of the higher capital costs, including costs for construction of extensive ventilation systems, and higher per unit labor costs due to lower productivity associated with underground mining.
     We rely on Arch Coal’s sales and marketing force, which is principally based in St. Louis, Missouri and consists of sales personnel, transportation and distribution personnel, quality control personnel and contract administration personnel.
Customers
     In 2008, we sold coal to domestic customers located in 35 different states. For the year ended December 31, 2008, we derived approximately 31.8% of our total coal revenues from sales to our three largest customers, Tennessee Valley Authority, Ameren Corporation and PacifiCorp, and approximately 57.1% of our total coal revenues from sales to our ten largest customers. Coal sales revenue from foreign customers was insignificant in 2008, 2007 and 2006.
Long-Term Coal Supply Arrangements
     As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2008, we sold approximately 78% of our coal under long-term supply arrangements. Most of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one to 11 months and other contracts have terms longer than eight years. At December 31, 2008, the average volume-weighted remaining term of our long-term contracts was approximately 3.55 years, with remaining terms ranging from one to nine years. At December 31, 2008, we had a sales backlog, including a backlog subject to price reopener or extension provisions, of approximately 292.5 million tons.
     We typically sell coal to customers under long-term arrangements through a “request-for-proposal” process. The terms of our coal sales agreements result from competitive bidding and extensive negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price reopener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination and assignment provisions. Our long-term supply contracts generally contain provisions to adjust the base price due to new statutes, ordinances or regulations, such as the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act, that affect our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.
     Certain of our contracts contain price re-opener and index provisions that may allow a party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices. In a limited number of agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers. In addition, many of our contracts contain clauses which in some cases may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations that impact their operations.
     Quality and volumes for the coal are stipulated in coal sales agreements. In most cases, the annual pricing and volume obligations are fixed although in some cases the volume specified may vary depending on the quality of the coal. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content, sulfur, ash and moisture content. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.
     Our coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us, or our customers, during the duration of events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts generally provide that in the event a force majeure circumstance exceeds a certain time period the unaffected party may have the option to terminate the sale in whole or in part. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our coal sales agreements allow our customer to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.
     In most of our contracts, we have a right of substitution, allowing us to provide coal from different mines, including third-party mines, as long as the replacement coal meets quality specifications and will be sold at the same delivered cost.
     Generally, under the terms of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier’s equipment while on our property, other than from their own negligence, and for damage to our customer’s equipment due to non-coal materials being included with our coal before leaving our property.
Transportation
     We ship our coal to domestic customers by means of railroad, barges or trucks, or a combination of these means of transportation. We generally sell coal used for domestic consumption free on board at the mine or nearest loading facility. Our domestic customers normally bear the costs of transporting coal by rail or barge.
     We generally sell coal to international customers at the export terminal, and we are usually responsible for the cost of transporting coal to the export terminals. We transport our coal to Pacific coast terminals or terminals along the Gulf of Mexico for transportation to international customers. Our international customers are generally responsible for paying the cost of ocean freight.
     Historically, most domestic electricity generators have arranged long-term shipping contracts with rail or barge companies to assure stable delivery costs. Transportation can be a large component of a purchaser’s total cost. Although the purchaser pays the freight, transportation costs still are important to coal mining companies because the purchaser may choose a supplier largely based on cost of transportation. Transportation costs borne by the customer vary greatly based on each customer’s proximity to the mine and our proximity to the loadout facilities. Trucks and overland conveyors haul coal over shorter distances, while barges, Great Lake carriers and ocean vessels move coal to export markets and domestic markets requiring shipment over the Great Lakes and several river systems.

     Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern Santa Fe Railway and the Union Pacific Railroad. In the Western Bituminous region, our customers are largely served by the Union Pacific Railroad.
Competition
     The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and the reliability of supply. Our principal domestic competitors include Foundation Coal Holdings, Inc., Peabody Energy Corp. and Rio Tinto Energy-North America. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate. As the price of domestic coal increases, we also compete with companies that produce coal from one or more foreign countries, such as Colombia, Indonesia and Venezuela.
     Additionally, coal competes with other fuels, such as nuclear energy, natural gas, hydropower and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, affect the overall demand for coal as a fuel.
SUPPLIERS
     Principal supplies used in our business include petroleum-based fuels, explosives, tires, steel and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as dragline shovel parts and services and tires. We believe adequate substitute suppliers are available. For more information about our suppliers, you should see “Risk Factors—Increases in the costs of mining and other industrial supplies, including steel-based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.”
ENVIRONMENTAL AND OTHER REGULATORY MATTERS
     Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety and the environment, including protection of air quality, water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties and other environmental resources identified during the permitting process. Contemporaneous reclamation is required during and after mining has been completed. Materials used and generated by mining operations must also be managed according to applicable regulations and law. These laws have, and will continue to have, a significant effect on our production costs and our competitive position. Future laws, regulations or orders, as well as future interpretations and more rigorous enforcement of existing laws, regulations or orders, may require substantial increases in equipment and operating costs and delays, interruptions or a termination of operations, the extent to which we cannot predict. Future laws, regulations or orders may also cause coal to become a less attractive fuel source, thereby reducing coal’s share of the market for fuels and other energy sources used to generate electricity. As a result, future laws, regulations or orders may adversely affect our mining operations, cost structure or our customers’ demand for coal.
     We endeavor to conduct our mining operations in compliance with all applicable federal, state and local laws and regulations. However, due in part to the extensive and comprehensive regulatory requirements, violations during mining operations occur from time to time. We cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. While it is not possible to accurately quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. Federal and state mining laws and regulations require us to obtain surety bonds to guarantee performance or payment of certain long-term obligations, including mine closure and reclamation costs, federal and state workers’ compensation benefits, coal leases and other miscellaneous obligations. Compliance with these laws has substantially increased the cost of coal mining for domestic coal producers.
     The following is a summary of the various federal and state environmental and similar regulations that have a material impact on our business:

Mining Permits and Approvals
     Numerous governmental permits or approvals are required for mining operations. When we apply for these permits and approvals, we may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed production or processing of coal may have upon the environment. For example, in order to obtain a federal coal lease, an environmental impact statement must be prepared to assist the BLM in determining the potential environmental impact of lease issuance, including any collateral effects from the mining, transportation and burning of coal. The authorization, permitting and implementation requirements imposed by federal, state and local authorities may be costly and time consuming and may delay commencement or continuation of mining operations. In the states where we operate, the applicable laws and regulations also provide that a mining permit or modification can be delayed, refused or revoked if officers, directors, shareholders with specified interests or certain other affiliated entities with specified interests in the applicant or permittee have, or are affiliated with another entity that has, outstanding permit violations. Thus, past or ongoing violations of applicable laws and regulations could provide a basis to revoke existing permits and to deny the issuance of additional permits.
     In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition or other authorized use. Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area. Some of our required permits are becoming increasingly more difficult and expensive to obtain, and the application review processes are taking longer to complete and becoming increasingly subject to challenge.
     Under some circumstances, substantial fines and penalties, including revocation or suspension of mining permits, may be imposed under the laws described above. Monetary sanctions and, in severe circumstances, criminal sanctions may be imposed for failure to comply with these laws.
Surface Mining Control and Reclamation Act
     The Surface Mining Control and Reclamation Act, which we refer to as SMCRA, establishes mining, environmental protection, reclamation and closure standards for all aspects of surface mining as well as many aspects of underground mining. Mining operators must obtain SMCRA permits and permit renewals from the Office of Surface Mining, which we refer to as OSM, or from the applicable state agency if the state agency has obtained regulatory primacy. A state agency may achieve primacy if the state regulatory agency develops a mining regulatory program that is no less stringent than the federal mining regulatory program under SMCRA. All states in which we conduct mining operations have achieved primacy and issue permits in lieu of OSM.
     SMCRA permit provisions include a complex set of requirements which include, among other things, coal prospecting; mine plan development; topsoil or growth medium removal and replacement; selective handling of overburden materials; mine pit backfilling and grading; disposal of excess spoil; protection of the hydrologic balance; subsidence control for underground mines; surface runoff and drainage control; establishment of suitable post mining land uses; and revegetation. We begin the process of preparing a mining permit application by collecting baseline data to adequately characterize the pre-mining environmental conditions of the permit area. This work is typically conducted by third-party consultants with specialized expertise and includes surveys and/or assessments of the following: cultural and historical resources; geology; soils; vegetation; aquatic organisms; wildlife; potential for threatened, endangered or other special status species; surface and ground water hydrology; climatology; riverine and riparian habitat; and wetlands. The geologic data and information derived from the other surveys and/or assessments are used to develop the mining and reclamation plans presented in the permit application. The mining and reclamation plans address the provisions and performance standards of the state’s equivalent SMCRA regulatory program, and are also used to support applications for other authorizations and/or permits required to conduct coal mining activities. Also included in the permit application is information used for documenting surface and mineral ownership, variance requests, access roads, bonding information, mining methods, mining phases, other agreements that may relate to coal, other minerals, oil and gas rights, water rights, permitted areas, and ownership and control information required to determine compliance with OSM’s Applicant Violator System, including the mining and compliance history of officers, directors and principal owners of the entity.
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
     In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines and $0.135 per ton of coal produced from underground mines. In 2008, we recorded $34.4 million of expense related to these reclamation fees.
Surety Bonds
     Mine operators are often required by federal and/or state laws, including SMCRA, to assure, usually through the use of surety bonds, payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually noncancelable during their term, many of these bonds are renewable on an annual basis.
     The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2008, we have self-bonded an aggregate of $332.5 million and have posted an aggregate of $64.8 million in surety bonds for reclamation purposes. In addition, we had approximately $37.5 million of surety bonds outstanding at December 31, 2008 to secure workers’ compensation, coal lease and other obligations.
Mine Safety and Health
     Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have programs aimed at improving mine safety and health. Collectively, federal and state safety and health regulation in the coal mining industry is among the most comprehensive and pervasive systems for the protection of employee health and safety affecting any segment of U.S. industry. In reaction to recent mine accidents, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. For example, in 2006, Congress enacted the MINER Act. The MINER Act imposes additional obligations on coal operators including, among other things, the following:
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
     In 2008, the U.S. House of Representatives approved additional federal legislation which would have required new regulations on a variety of mine safety issues such as underground refuges, mine ventilation and communication systems. Although the U.S. Senate failed to pass that legislation, it is possible that similar legislation may be proposed in the future. Various states have also enacted new laws to address many of the same subjects. The costs of implementing these new safety and health regulations at the federal and state level have been, and will continue to be, substantial. In addition to the cost of implementation, there are increased penalties for violations which may also be substantial. Expanded enforcement has resulted in a proliferation of litigation regarding citations and orders issued as a result of the regulations.
     Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2008, we recorded $62.8 million of expense related to this excise tax.
Clean Air Act
     The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions and regulation of additional emissions such as carbon dioxide or other greenhouse gases from coal-fueled power plants and industrial boilers could eventually reduce the demand for coal.
     Clean Air Act requirements that may directly or indirectly affect our operations include the following:
     Acid Rain
     Title IV of the Clean Air Act, promulgated in 1990, imposed a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fueled power plants with a capacity of more than 25-megawatts. Generally, the affected power plants have sought to comply with these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emissions allowances. Although we cannot accurately predict the future effect of this Clean Air Act provision on our operations, we believe that implementation of Phase II has been factored into the pricing of the coal market.
     Particulate Matter
     The Clean Air Act requires the U.S. Environmental Protection Agency, which we refer to as EPA, to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5). The EPA designated all or part of 225 counties in 20 states as well as the District of Columbia as non-attainment areas with respect to the PM2.5 NAAQS. Those designations have been challenged. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.
     Ozone
     Significant additional emission control expenditures will be required at coal-fueled power plants to meet the new NAAQS for ozone. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead. For example, in 2004, the EPA designated counties in 32 states as non-attainment areas under the then-current standard. These states had until June 2007 to develop plans, referred to as state implementation plans, or SIPs, for pollution control measures that allow them to comply with the standards. The EPA described the action that states must take to reduce ground-level ozone in a final rule promulgated in November 2005. The rule is still subject to judicial challenge, however, making its impact difficult to assess. Nonetheless, if the EPA’s current rules are upheld and if the new, more stringent ozone NAAQS withstand scrutiny, additional emission control expenditures will likely be required at coal-fueled power plants.
     NOx SIP Call
     The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.
     Clean Air Interstate Rule
     The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative. The stringency of the cap may require some coal-fueled power plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low-sulfur coal at these plants and thereby potentially reduce market prices for low-sulfur coal. Emissions are permanently capped and cannot increase. In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. The result is that CAIR will be implemented and will remain in effect at least until the EPA responds to the remand. Accordingly, new emissions controls that have been constructed will be operated in 2009 in response to CAIR.
     Mercury
     In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule, which we refer to as CAMR, and remanded it to the EPA for reconsideration. The EPA is reviewing the court decision and evaluating its impacts. Before the court decision, some states had either adopted CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than CAMR. CAMR, as promulgated, would have permanently capped and reduced mercury emissions from coal-fueled power plants by establishing mercury emissions limits from new and existing coal-fueled power plants and creating a market-based cap-and-trade program that was expected to reduce nationwide emissions of mercury in two phases. Under CAMR, coal-fueled power plants would have had until 2010 to cut mercury emission levels from 48 tons to 38 tons a year and until 2018 to bring that level down to 15 tons, a 69% reduction. Regardless of how the EPA responds on reconsideration or how states implement their state-specific mercury rules, rules imposing stricter limitations on mercury emissions from power plants will likely be promulgated and implemented. Any such rules may adversely affect the demand for coal.
     Regional Haze
     The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. This program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.
     New Source Review
     A number of pending regulatory changes and court actions will affect the scope of the EPA’s new source review program, which under certain circumstances requires existing coal-fueled power plants to install the more stringent air emissions control equipment required of new plants. The changes to the new source review program may impact demand for coal nationally, but as the final form of the requirements after their revision is not yet known, we are unable to predict the magnitude of the impact.
Climate Change
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
     Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, federal or state adoption of a greenhouse gas regulatory scheme, or otherwise. The U.S. Congress has considered various proposals to reduce greenhouse gas emissions, but to date, none have become law. In April 2007, the U.S. Supreme Court rendered its decision in Massachusetts v. EPA, finding that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from automobiles and can decide against regulation only if the EPA determines that carbon dioxide does not significantly contribute to climate change and does not endanger public health or the environment. Although Massachusetts v. EPA did not involve the EPA’s authority to regulate greenhouse gas emissions from stationary sources, such as coal-fueled power plants, the decision is likely to impact regulation of stationary sources. For example, a challenge in the U.S. Court of Appeals for the District of Columbia with respect to the EPA’s decision not to regulate greenhouse gas emissions from power plants and other stationary sources under the Clean Air Act’s new source performance standards was remanded to the EPA for further consideration in light of Massachusetts v. EPA. In June 2006, the U.S. Court of Appeals for the Second Circuit heard oral argument in a public nuisance action filed by eight states (Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, and Vermont) and New York City to curb carbon dioxide emissions from power plants. The parties have filed post-argument briefs on the impact of the Massachusetts v. EPA decision, and a decision is currently pending. In response to Massachusetts v. EPA, in July 2008, the EPA issued a notice of proposed rulemaking requesting public comment on the regulation of greenhouse gases. If as a result of these actions the EPA were to set emission limits for carbon dioxide from electric utilities or steel mills, the demand for coal could decrease.
     In the absence of federal legislation or regulation, many states and regions have adopted greenhouse gas initiatives. In 2002, the Conference of New England Governors and Eastern Canadian Premiers adopted a Climate Change Action Plan, calling for reduction in regional greenhouse gas emissions to 1990 levels by 2010, and a further reduction of at least 10% below 1990 levels by 2020. In December 2005, seven northeastern states (Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, and Vermont) signed the Regional Greenhouse Gas Initiative agreement, which we refer to as RGGI, calling for implementation of a cap and trade program by 2009 aimed at reducing carbon dioxide emissions from power plants in the participating states. Since its inception, several additional northeastern states and Canadian provinces have joined as participants or observers. RGGI held its first carbon dioxide allowance auction in September 2008 and will hold quarterly auctions during the initial three-year compliance period from January 1, 2009 to December 31, 2011 to allow utilities to buy allowances to cover their carbon dioxide emissions.
     Climate change initiatives are also being considered or enacted in some western states. In September 2006, California adopted the Global Warming Solutions Act of 2006, which establishes a statewide greenhouse gas emissions cap of 1990 levels by 2020 and sets a framework for further reductions after 2020. In September 2006, California also adopted greenhouse gas legislation that prohibits long-term baseload generators from having a greenhouse gas emissions rate greater than that of combined cycle natural gas generator and that allows for long-term deals with generators that sequester carbon emissions. In January 2007, the California Public Utility Commission adopted interim greenhouse gas standards requiring all new long-term power contracts to serve baseload capacity in California to have emissions no higher than a combined-cycle gas turbine plant. In February 2007, the governors of Arizona, California, New Mexico, Oregon and Washington launched the Western Climate Initiative in an effort to develop a regional strategy for addressing climate change. The goal of the Western Climate Initiative is to identify, evaluate and implement collective and cooperative methods of reducing greenhouse gases in the region to 15% below 2005 levels by 2020. Since its initial launching, a number of additional western states and Canadian provinces have joined the initiative or have agreed to participate as observers. The proposed scope of the cap and trade program pursuant to the Western Climate Initiative includes fossil fuels, such as coal, production and processing. As a result, our coal mines could incur direct costs if the proposals are implemented by Montana and Wyoming, although we currently do not believe that any such direct costs on our operations would be material.
     Midwestern states have also adopted initiatives to reduce and monitor greenhouse gas emissions. In November 2007, the governors of Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Ohio, South Dakota and Wisconsin and the premier of Manitoba signed the Midwestern Greenhouse Gas Reduction Accord to develop and implement steps to reduce greenhouse gas emissions.
     These and other state and regional climate change rules will likely require additional controls on coal-fueled power plants and industrial boilers and may even cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap and trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, will not affect the future market for coal in those regions. The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal.
Clean Water Act
     The federal Clean Water Act and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions and regulatory actions have created uncertainty over Clean Water Act jurisdiction and permitting requirements that could variously increase or decrease the cost and time we expend on Clean Water Act compliance.
     Clean Water Act requirements that may directly or indirectly affect our operations include the following:
     Wastewater Discharge
     Section 402 of the Clean Water Act creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System, which we refer to as the NPDES, or an equally stringent program delegated to a state regulatory agency. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, compliance costs and delays in coal production. In addition, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations.
     Discharges of pollutants into waters that states have designated as impaired (i.e., as not meeting present water quality standards) are subject to Total Maximum Daily Load, which we refer to as TMDL, regulations. The TMDL regulations establish a process for calculating the maximum amount of a pollutant that a water body can receive while maintaining state water quality standards. Pollutant loads are allocated among the various sources that discharge pollutants into that water body. Mine operations that discharge into water bodies designated as impaired will be required to meet new TMDL allocations. The adoption of more stringent TMDL-related allocations for our coal mines could require more costly water treatment and could adversely affect our coal production.
     The Clean Water Act also requires states to develop anti-degradation policies to ensure that non-impaired water bodies continue to meet water quality standards. The issuance and renewal of permits for the discharge of pollutants to waters that have been designated as “high quality” are subject to anti-degradation review that may increase the costs, time and difficulty associated with obtaining and complying with NPDES permits.
     Dredge and Fill Permits
     Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, valley fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the Clean Water Act, coal companies are required to obtain a Section 404 permit from the Army Corps of Engineers, which we refer to as the Corps, prior to conducting such mining activities. The Corps is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21, which we refer to as NWP 21, generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. Since March 2007, permits under NWP 21 were reissued for a five-year period with new provisions intended to strengthen environmental protections. There must be appropriate mitigation in accordance with nationwide general permit conditions rather than less restricted state-required mitigation requirements, and permitholders must receive explicit authorization from the Corps before proceeding with proposed mining activities.
Resource Conservation and Recovery Act
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
Comprehensive Environmental Response, Compensation and Liability Act
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
Endangered Species
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
Use of Explosives
     Our surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to strict regulatory requirements established by four different federal regulatory agencies. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest, including ammonium nitrate at certain threshold levels, must complete a screening review in order to help determine whether there is a high level of security risk such that a security vulnerability assessment and site security plan will be required.
Other Environmental Laws
     We are required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act.
EMPLOYEES
General
     At March 23, 2009, we employed a total of approximately 2,600 persons. We believe that our relations with all employees are good.
Executive Officers
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. The following is a list of executive officers of Arch Coal, their ages as of March 15, 2009 and their positions and offices during the last five years:

Name	Age	Position
C. Henry Besten, Jr.	60	Mr. Besten has served as Arch Coal’s Senior Vice President-Strategic Development since 2002.

John T. Drexler	39	Mr. Drexler has served as Arch Coal’s Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as Arch Coal’s Vice President-Finance and Accounting from March 2006 to April 2008. From March 2005 to March 2006, Mr. Drexler served as Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within Arch Coal’s finance and accounting department.

John W. Eaves	51	Mr. Eaves has served as Arch Coal’s President and Chief Operating Officer since April 2006. Mr. Eaves has also been a director of Arch Coal since February 2006. From 2002 to April 2006, Mr. Eaves served as Arch Coal’s Executive Vice President and Chief Operating Officer. Mr. Eaves also serves on the board of directors of ADA-ES, Inc.

Sheila B. Feldman	54	Ms. Feldman has served as Arch Coal’s Vice President-Human Resources since 2003. From 1997 to 2003, Ms. Feldman was the Vice President-Human Resources and Public Affairs of Solutia Inc. On December 17, 2003, Solutia Inc. and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

Robert G. Jones	52	Mr. Jones has served as Arch Coal’s Senior Vice President-Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to

Name	Age	Position
		August 2008.

Paul A. Lang	48	Mr. Lang has served as Arch Coal’s Senior Vice President-Operations since December 2006. Mr. Lang served as President of Western Operations from July 2005 through December 2006 and President and General Manager of Thunder Basin Coal Company, L.L.C. from 1998 through July 2005.

Steven F. Leer	56	Mr. Leer has served as Arch Coal’s Chairman and Chief Executive Officer since April 2006. Mr. Leer served as President and Chief Executive Officer from 1992 to April 2006. Mr. Leer also serves on the board of directors of the Norfolk Southern Corporation, USG Corp., the Western Business Roundtable and the University of the Pacific and is past chairman of the Coal Industry Advisory Board. Mr. Leer is a past chairman and continues to serve on the board of directors of the Center for Energy and Economic Development, the National Coal Council and the National Mining Association.

David B. Peugh	54	Mr. Peugh has served as Arch Coal’s Vice President-Business Development since 1995.

Deck S. Slone	45	Mr. Slone has served as Arch Coal’s Vice President-Government, Investor and Public Affairs since August 2008. Mr. Slone served as Vice President-Investor Relations and Public Affairs from 2001 to August 2008.

David N. Warnecke	53	Mr. Warnecke has served as Arch Coal’s Vice President-Marketing and Trading since August 2005. From June 2005 until March 2007, Mr. Warnecke served as President of Arch Coal Sales Company, Inc., and from April 2004 until June 2005, Mr. Warnecke served as Executive Vice President of Arch Coal Sales Company, Inc. Prior to June 2004, Mr. Warnecke was Senior Vice President-Sales, Trading and Transportation of Arch Coal Sales Company, Inc.
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
RISKS RELATED TO OUR BUSINESS
     Coal prices are subject to change and a substantial or extended decline in prices could materially and adversely affect our profitability and the value of our coal reserves.
     Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:
•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels, such as natural gas and oil, and alternative energy sources, such as nuclear, hydroelectric, wind and solar power;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•	legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity, capacity and cost of transportation facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.
     A substantial or extended decline in the prices we receive for our future coal sales contracts could materially and adversely affect us by decreasing our profitability and the value of our coal reserves.
     Our coal mining operations are subject to operating risks that are beyond our control, which could result in materially increased operating expenses and decreased production levels and could materially and adversely affect our profitability.
     We mine coal at underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs, all of which could have a material adverse effect on our results of operations:
•	poor mining conditions resulting from geological, hydrologic or other conditions that may cause instability of highwalls or spoil piles or cause damage to nearby infrastructure or mine personnel;

•	a major incident at the mine site that causes all or part of the operations of the mine to cease for some period of time;

•	mining, processing and plant equipment failures and unexpected maintenance problems;

•	adverse weather and natural disasters, such as heavy rains or snow, flooding and other natural events affecting operations, transportation or customers;

•	unexpected or accidental surface subsidence from underground mining;

•	accidental mine water discharges, fires, explosions or similar mining accidents; and

•	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as coalbed methane extraction or oil and gas development.
     If any of these conditions or events occurs, particularly at our Black Thunder mining complex, our coal mining operations may be disrupted, we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.
     Competition within our industry and with producers of competing energy sources may materially and adversely affect our ability to sell coal at favorable prices.
     We compete with numerous other coal producers in various regions of the United States for domestic sales. International demand for U.S. coal also affects competition within our industry. The demand for U.S. coal exports depends upon a number of factors outside our control, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, port and shipping capacity, the demand for foreign-priced steel, both in foreign markets and in the U.S. market, general economic conditions in foreign countries, technological developments and environmental and other governmental regulations. Foreign demand for Central Appalachian coal has increased in recent periods. If foreign demand for U.S. coal were to decline, this decline could cause competition among coal producers for the sale of coal in the United States to intensify, potentially resulting in significant downward pressure on domestic coal prices.
     In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and oil. In recent periods, prices for competing fuels have reached historically high levels. A decline in the price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. If alternative energy sources, such as wind or solar, become more cost-competitive on an overall basis, including capital expenditures and conversion, storage and transmission costs, demand for coal could decrease and the price of coal could be materially and adversely affected.
     Excess production and production capacity in the coal industry could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.
     During the mid-1970s and early 1980s, increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in additional production capacity throughout the industry, all of which led to increased competition and lower coal prices. Increases in coal prices over the past several years have encouraged the development of expanded capacity by coal producers and may continue to do so. Any resulting overcapacity and increased production could materially reduce coal prices and therefore materially reduce our revenues and profitability.
     Decreases in demand for electricity resulting from economic, weather changes or other conditions could adversely affect coal prices and materially and adversely affect our results of operations.
     Our coal is primarily used as fuel for electricity generation. Overall economic activity and the associated demands for power by industrial users can have significant effects on overall electricity demand. An economic slowdown can significantly slow the growth of electrical demand and could result in contraction of demand for coal. Declines in international prices for coal generally will impact U.S. prices for coal. During the past several years, international demand for coal has been driven, in significant part, by fluctuations in demand due to economic growth in China and India as well as other developing countries. Significant declines in the rates of economic growth in these regions could materially affect international demand for U.S. coal, which may have an adverse effect on U.S. coal prices.
     Weather patterns can also greatly affect electricity demand. Extreme temperatures, both hot and cold, cause increased power usage and, therefore, increased generating requirements from all sources. Mild temperatures, on the other hand, result in lower electrical demand, which allows generators to choose the sources of power generation when deciding which generation sources to dispatch. Any downward pressure on coal prices, due to decreases in overall demand or otherwise, including changes in weather patterns, would materially and adversely affect our results of operations.
     The use of alternative energy sources for power generation could reduce coal consumption by U.S. electric power generators, which could result in lower prices for our coal. Declines in the prices at which we sell our coal could reduce our revenues and materially and adversely affect our business and results of operations.
     In 2008, a significant percentage of the tons we sold were to domestic electric power generators. Domestic electric power generation accounted for approximately 92.7% of all U.S. coal consumption in 2007, according to the EIA. The amount of coal consumed for U.S. electric power generation is affected by, among other things:
•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind and solar power; and

•	technological developments, including those related to alternative energy sources.
     Gas-fueled generation has the potential to displace coal-fueled generation, particularly from older, less efficient coal-powered generators. We expect that many of the new power plants needed to meet increasing demand for electricity generation will be fueled by natural gas because gas-fired plants are cheaper to construct and permits to construct these plants are easier to obtain as natural gas is seen as having a lower environmental impact than coal-fueled generators. In addition, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reduction in the amount of coal consumed by domestic electric power generators could reduce the price of coal that we mine and sell, thereby reducing our revenues and materially and adversely affecting our business and results of operations.
     Our inability to acquire additional coal reserves or our inability to develop coal reserves in an economically feasible manner may adversely affect our business.
     Our profitability depends substantially on our ability to mine and process, in a cost-effective manner, coal reserves that possess the quality characteristics desired by our customers. As we mine, our coal reserves decline. As a result, our future success depends upon our ability to acquire additional coal that is economically recoverable. If we fail to acquire or develop additional coal reserves, our existing reserves will eventually be depleted. We may not be able to obtain replacement reserves when we require them. If available, replacement reserves may not be available at favorable prices, or we may not be capable of mining those reserves at costs that are comparable with our existing coal reserves. Our ability to obtain coal reserves in the future could also be limited by the availability of cash we generate from our operations or available financing, restrictions under our existing or future financing arrangements, and competition from other coal producers, the lack of suitable acquisition or lease-by-application, or LBA, opportunities or the inability to acquire coal properties or LBAs on commercially reasonable terms. If we are unable to acquire replacement reserves, our future production may decrease significantly and our operating results may be negatively affected. In addition, we may not be able to mine future reserves as profitably as we do at our current operations.
     Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.
     Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable coal reserves. We base our estimates of reserves on engineering, economic and geological data assembled, analyzed and reviewed by internal and third-party engineers and consultants. We update our estimates of the quantity and quality of proven and probable coal reserves annually to reflect the production of coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating the quantities and qualities of, and costs to mine, coal reserves, including many factors beyond our control, including the following:
•	quality of the coal;

•	geological and mining conditions, which may not be fully identified by available exploration data and/or may differ from our experiences in areas where we currently mine;

•	the percentage of coal ultimately recoverable;

•	the assumed effects of regulation, including the issuance of required permits, taxes, including severance and excise taxes and royalties, and other payments to governmental agencies;

•	assumptions concerning the timing for the development of the reserves; and

•	assumptions concerning equipment and productivity, future coal prices, operating costs, including for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.
     As a result, estimates of the quantities and qualities of economically recoverable coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers, or by the same engineers at different times, may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations, may vary materially from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.

     Increases in the costs of mining and other industrial supplies, including steel-based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.
     Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The costs of roof bolts we use in our underground mining operations depend on the price of scrap steel. We also use significant amounts of diesel fuel and tires for the trucks and other heavy machinery we use, particularly at our Black Thunder mining complex. In the past several years, we have experienced shortages of certain large rubber tires we use in our mining operations. We have mitigated these shortages by purchasing less efficient large rubber tires at higher costs. In addition, we have taken initiatives aimed at extending the useful lives of our rubber tires, including increased driver training, improved road maintenance and reduced driving speeds. In the future, we may be unable to obtain a sufficient quantity of rubber tires at prices which are favorable to us. If the prices of mining and other industrial supplies, particularly steel-based supplies, diesel fuel and rubber tires, increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.
     Our labor costs could increase if the shortage of skilled coal mining workers continues.
     Efficient coal mining using modern techniques and equipment requires skilled workers in multiple disciplines such as electricians, equipment operators, engineers and welders, among others. In addition, employee turnover rates in the coal industry have increased during this period as coal producers compete for skilled personnel. Because of the shortage of trained coal miners in recent years, we have operated certain facilities without full staff and have hired novice miners, who are required to be accompanied by experienced workers as a safety precaution. These measures have negatively affected our productivity and our operating costs. If the shortage of experienced labor continues or worsens, our production may be negatively affected or our operating costs could increase.
     Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.
     We have contracts to supply coal to energy trading and brokering companies under which they purchase the coal for their own account or resell the coal to end users. Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. If we determine that a customer is not creditworthy, we may not be required to deliver coal under the customer’s coal sales contract. If this occurs, we may decide to sell the customer’s coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, the bankruptcy of any of our customers could materially and adversely affect our financial position. In addition, our customer base may change with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear for customer payment default. These new power plant owners may have credit ratings that are below investment grade, or may become below investment grade after we enter into contracts with them. In addition, competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk of payment default.
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
     We depend upon barge, ship, rail, truck and belt transportation systems to deliver coal to our customers. Disruptions in transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could impair our ability to supply coal to our customers. As we do not have long-term contracts with transportation providers to ensure consistent and reliable service, decreased performance levels over longer periods of time could cause our customers to look to other sources for their coal needs. In addition, increases in transportation costs, including the price of gasoline and diesel fuel, could make coal a less competitive source of energy when compared to alternative fuels or could make coal produced in one region of the United States less competitive than coal produced in other regions of the United States or abroad. If we experience disruptions in our transportation services or if transportation costs increase significantly and we are unable to find alternative transportation providers, our coal mining operations may be disrupted, we could experience a delay or halt of production or our profitability could decrease significantly.
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
     Because we sell a portion of our coal production under long-term coal supply agreements, our ability to capitalize on more favorable market prices may be limited. Conversely, at any given time we are subject to fluctuations in market prices for the quantities of coal that we have produced but which we have not committed to sell. As described above under “A substantial or extended decline in coal prices could negatively affect our profitability and the value of our coal reserves,” the market prices for coal may be volatile and may depend upon factors beyond our control. Our profitability may be adversely affected if we are unable to sell uncommitted production at favorable prices or at all. For more information about our long-term coal supply agreements, you should see “Long-Term Coal Supply Arrangements” beginning on page 12.
     The loss of, or significant reduction in, purchases by our largest customers could adversely affect our profitability.
     For the year ended December 31, 2008, we derived approximately 31.8% of our total coal revenues from sales to our three largest customers and approximately 57.1% of our total coal revenues from sales to our ten largest customers. We expect to renew, extend or enter into new long-term coal supply agreements with those and other customers. However, we may be unsuccessful in obtaining long-term coal supply agreements with those customers, and those customers may discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us as the terms under our current long-term coal supply agreements, our profitability could suffer significantly. We have limited protection during adverse economic conditions and may face economic penalties if we are unable to satisfy certain quality specifications under our long-term coal supply agreements.
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
     At December 31, 2008, we had consolidated indebtedness of approximately $1.0 billion. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. Our ability to satisfy our financial obligations may be adversely affected if we incur additional indebtedness in the future. In addition, the amount of indebtedness we have incurred could have significant consequences to us, such as:
•	limiting our ability to obtain additional financing to fund growth, such as new LBA acquisitions or other mergers and acquisitions, working capital, capital expenditures, debt service requirements or other cash requirements

•	exposing us to the risk of increased interest costs if the underlying interest rates rise;

•	limiting our ability to invest operating cash flow in our business due to existing debt service requirements;

•	making it more difficult to obtain surety bonds, letters of credit or other financing, particularly during weak credit markets;

•	causing a decline in our credit ratings;

•	limiting our ability to compete with companies that are not as leveraged and that may be better positioned to withstand economic downturns;

•	limiting our ability to acquire new coal reserves and/or plant and equipment needed to conduct operations; and

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we compete and general economic and market conditions.
     If we further increase our indebtedness, the related risks that we now face, including those described above, could intensify. In addition to the principal repayments on our outstanding debt, we have other demands on our cash resources, including capital expenditures and operating expenses. Our ability to pay our debt depends upon our operating performance. In particular, economic conditions could cause our revenues to decline, and hamper our ability to repay our indebtedness. If we do not have enough cash to satisfy our debt service obligations, we may be required to refinance all or part of our debt, sell assets or reduce our spending. We may not be able to, at any given time, refinance our debt or sell assets on terms acceptable to us or at all.

     Volatility and disruptions in the capital and credit markets could adversely affect our business, including affecting the cost of new capital, our ability to refinance scheduled debt maturities and meet other obligations as they come due.
     Capital and credit markets can experience extreme volatility and disruption. This volatility and disruption can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability. These disruptions can also result in higher interest rates on publicly issued debt securities and increased costs under credit facilities. These disruptions could increase our interest expense and adversely affect our results of operations and financial position.
     Our access to funds under our financing arrangements with Arch Coal or other third parties is dependent on the ability of the financial institutions that are parties to those arrangements to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
     Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our business in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.
     We may be unable to comply with restrictions imposed by our financing arrangements.
     The agreements governing our outstanding financing arrangements impose a number of restrictions on us. For example, the terms of our leases and other financing arrangements contain financial and other covenants that create limitations on our ability to effect acquisitions or dispositions and incur additional debt and require us to maintain various financial ratios and comply with various other financial covenants. Our ability to comply with these restrictions may be affected by events beyond our control. A failure to comply with these restrictions could result in an event of default under these agreements. In the event of a default, the counterparties to our financing arrangements could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our financing arrangements which could make the terms of these arrangements more onerous for us. As a result, a default under one or more of our existing or future financing arrangements could have significant consequences for us.
     Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease coal.
     Federal and state laws require us to obtain surety bonds to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees, additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by state and federal law to have these bonds in place before mining can commence or continue, or failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third party surety bond issuers of their right to refuse to renew the surety and restrictions on availability on collateral for current and future third party surety bond issuers under the terms of our financing arrangements.
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

RISKS RELATED TO ENVIRONMENTAL AND OTHER REGULATIONS
     Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.
     The operations of our customers are subject to extensive environmental regulation particularly with respect to air emissions. For example, the federal Clean Air Act and similar state and local laws extensively regulate the amount of sulfur dioxide, particulate matter, nitrogen oxides, and other compounds emitted into the air from electric power plants, which are the largest end-users of our coal. A series of more stringent requirements relating to particulate matter, ozone, haze, mercury, sulfur dioxide, nitrogen oxide and other air pollutants are expected to be proposed or become effective in coming years. In addition, concerted conservation efforts that result in reduced electricity consumption could cause coal prices and sales of our coal to materially decline.
     Considerable uncertainty is associated with these air emissions initiatives. The content of regulatory requirements in the U.S. is in the process of being developed, and many new regulatory initiatives remain subject to review by federal or state agencies or the courts. Stringent air emissions limitations are either in place or are likely to be imposed in the short to medium term, and these limitations will likely require significant emissions control expenditures for many coal-fueled power plants. As a result, these power plants may switch to other fuels that generate fewer of these emissions or may install more effective pollution control equipment that reduces the need for low sulfur coal, possibly reducing future demand for coal and a reduced need to construct new coal-fueled power plants. The EIA’s expectations for the coal industry assume there will be a significant number of as yet unplanned coal-fired plants built in the future which may not occur. Any switching of fuel sources away from coal, closure of existing coal-fired plants, or reduced construction of new plants could have a material adverse effect on demand for and prices received for our coal. Alternatively, less stringent air emissions limitations, particularly related to sulfur, to the extent enacted could make low sulfur coal less attractive, which could also have a material adverse effect on the demand for and prices received for our coal.
     You should see “Environmental and Other Regulatory Matters” beginning on page 14 for more information about the various governmental regulations affecting us.
     Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.
     Mining companies must obtain numerous permits that impose strict regulations on various environmental and operational matters in connection with coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow and profitability.
     Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.
     Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our coal sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver coal under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase coal from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments or the extension of time for delivery or terminate customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.
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
     Extensive environmental regulations impose significant costs on our mining operations, and future regulations could materially increase those costs or limit our ability to produce and sell coal.
     The coal mining industry is subject to increasingly strict regulation by federal, state and local authorities with respect to environmental matters such as:
•	limitations on land use;

•	mine permitting and licensing requirements;

•	reclamation and restoration of mining properties after mining is completed;

•	management of materials generated by mining operations;

•	the storage, treatment and disposal of wastes;

•	remediation of contaminated soil and groundwater;

•	air quality standards;

•	water pollution;

•	protection of human health, plant-life and wildlife, including endangered or threatened species;

•	protection of wetlands;

•	the discharge of materials into the environment;

•	the effects of mining on surface water and groundwater quality and availability; and

•	the management of electrical equipment containing polychlorinated biphenyls.
     The costs, liabilities and requirements associated with the laws and regulations related to these and other environmental matters may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. We cannot assure you that we have been or will be at all times in compliance with the applicable laws and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of cleanup and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations. We may incur material costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. If we are pursued for sanctions, costs and liabilities in respect of these matters, our mining operations and, as a result, our profitability could be materially and adversely affected.
     New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us to change operations significantly or incur increased costs. Such changes could have a material adverse effect on our financial condition and results of operations. You should see “Environmental and Other Regulatory Matters” beginning on page 14 for more information about the various governmental regulations affecting us.
     If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate, our costs could be greater than anticipated.
     SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements, engineering studies and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from our original assumptions or if governmental regulations change significantly. Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we refer to as Statement No. 143, requires us to record these obligations as liabilities at fair value. In estimating fair value, we considered the estimated current costs of reclamation and mine closure and applied inflation rates and a third-party profit, as required by Statement No. 143. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions, which could have a material adverse effect on our results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
OUR PROPERTIES
General
     At December 31, 2008, we owned or controlled primarily through long-term leases approximately 98,300 acres of coal land in Wyoming, 69,800 acres of coal land in Utah, 21,800 acres of coal land in New Mexico and 18,500 acres of coal land in Colorado. We lease a significant portion of our coal land from Arch Coal. Arch Coal leases a portion of that property from the federal government and from various state governments. Certain of our loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining loadout facilities are located on property owned by Arch Coal or for which we have a special use permit.
Our Coal Reserves
     We estimate that we owned or controlled approximately 2.1 billion tons of proven and probable recoverable reserves at December 31, 2008. Our coal reserve estimates at December 31, 2008 were prepared by Arch Coal’s engineers and geologists and reviewed by a mining and geological consultant retained by Arch Coal for those purposes. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.
     Our coal reserve estimates include reserves that can be economically and legally extracted or produced at the time of their determination. In determining whether our reserves meet this standard, we take into account, among other things, our potential inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. We use various assumptions in preparing our estimates of our coal reserves. You should see “Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs” contained under the heading “Risk Factors” beginning on page 23 for more information.
     The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2008:
Total Assigned Reserves
(Tons in millions)

	Total			Sulfur Content
	Assigned			(lbs. per million Btus)				Reserve Control		Mining Method		Past Reserve Estimates
	Recoverable						As Received				Under-
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground	2006	2007
Wyoming	1,476	1,440	36	1,429	47	—	8,849	1,461	15	1,476	—	1,655	1,549
Utah	89	54	35	82	7	—	11,441	88	1	—	89	110	103
Colorado	71	55	16	71	—	—	11,703	71	—	—	71	67	79

Total	1,636	1,549	87	1,582	54	—	9,114	1,620	16	1,476	160	1,832	1,731

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.
Total Unassigned Reserves
(Tons in millions)

	Total
	Unassigned			Sulfur Content
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	Underground
Wyoming	390	294	96	342	48	—	9,664	299	91	216	174
Utah	71	19	52	37	34	—	11,438	71	—	—	71
Colorado	30	24	6	28	2	—	11,458	30	—	—	30

Total	491	337	154	407	84	—	10,030	400	91	216	275

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.
     Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 93.5% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 4.6% could be sold as low-sulfur coal. Most of our reserves are suitable for the domestic steam coal markets.
     The carrying value of our coal reserves at December 31, 2008 was $380.9 million.

Reserve Acquisition Process
     A significant portion of the coal we control in the western United States was acquired by Arch Coal through LBA process. Under this process, before a mining company can obtain new coal reserves, the coal tract must be nominated for lease, and the company must win the lease through a competitive bidding process. The LBA process can last anywhere from two to five years from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves.
     To initiate the LBA process, companies wanting to acquire additional coal must file an application with the BLM’s state office indicating interest in a specific coal tract. The BLM reviews the initial application to determine whether the application conforms to existing land-use plans for that particular tract of land and that the application would provide for maximum coal recovery. The application is further reviewed by a regional coal team at a public meeting. Based on a review of the available information and public comment, the regional coal team will make a recommendation to the BLM whether to continue, modify or reject the application.
     If the BLM determines to continue the application, the company that submitted the application will pay for a BLM-directed environmental analysis or an environmental impact statement to be completed. This analysis or impact statement is subject to publication and public comment. The BLM may consult with other governmental agencies during this process, including state and federal agencies, surface management agencies, Native American tribes or bands, the U.S. Department of Justice or others as needed. The public comment period for an analysis or impact statement typically occurs over a 60-day period.
     After the environmental analysis or environmental impact statement has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale. The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis. Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM. The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA. Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor. The bids are opened at the lease sale. If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published. The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted. The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease. If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or environmental impact statement, and the winning bidder will bear those costs. Coal won through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. In addition, small coal tracts adjacent to existing LBAs may be added through an agreed upon lease modification with the BLM. Once the BLM has issued a lease, the company must also complete the permitting process before it can mine the coal. You should see the section entitled “Environmental and Other Regulatory Matters” beginning on page 14 for more information about the permitting process.
     Most of our federal coal leases governing the property we control have an initial term of 20 years and are renewable for subsequent 10-year periods and for so long thereafter as coal is produced in commercial quantities. These leases require diligent development within the first ten years of the lease award with a required coal extraction of 1.0% of the total coal under the lease by the end of that 10-year period. At the end of the 10-year development period, the lessee is required to maintain continuous operations, as defined in the applicable leasing regulations. In certain cases a lessee may combine contiguous leases into a logical mining unit, which we refer to as an LMU. This allows the production of coal from any of the leases within the LMU to be used to meet the continuous operation requirements for the entire LMU. Some of our mines are also subject to coal leases with applicable state regulatory agencies and have different terms and conditions that we must adhere to in a similar way to our federal leases. Under these federal and state leases, if the leased coal is not diligently developed during the initial 10-year development period or if certain other terms of the leases are not complied with, including the requirement to produce a minimum quantity of coal or pay a minimum production royalty, if applicable, the BLM or the applicable state regulatory agency can terminate the lease prior to the expiration of its term.
Title to Coal Property
     Title to coal properties held by lessors or grantors to us and our subsidiaries and the boundaries of properties are normally verified at the time of leasing or acquisition. However, in cases involving less significant properties and consistent with industry practices, title and boundaries are not completely verified until such time as our independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected. You should see “A defect in title or the loss of a leasehold interest in certain property could limit our ability to mine our coal reserves or result in significant unanticipated costs” contained under the heading “Risk Factors” beginning on page 23 for more information.
     At December 31, 2008, approximately 5.0% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.
     From time to time, lessors or sublessors of land leased by our subsidiaries have sought to terminate such leases on the basis that such subsidiaries have failed to comply with the financial terms of the leases or that the mining and related operations conducted by such subsidiaries are not authorized by the leases. Some of these allegations relate to leases upon which we conduct operations material to our consolidated financial position, results of operations and liquidity, but we do not believe any pending claims by such lessors or sublessors have merit or will result in the termination of any material lease or sublease.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     There is no market for our common equity.

Item 6.	Selected Financial Data.

	Year Ended December 31
			2006	2005	2004
	2008	2007	(1) (2)	(1) (3)	(4)
	(Amounts in thousands, except per ton data)
Statement of Operations Data:
Coal sales revenue	$1,758,008	$1,541,066	$1,491,362	$1,126,742	$735,162

Income from operations	180,392	197,271	314,263	186,061	83,275

Net income	174,370	201,165	287,013	128,844	32,946

Balance Sheet Data:
Cash and cash equivalents	$2,851	$248	$186	$152	$1,351
Receivable from Arch Coal, Inc.	1,528,068	1,427,833	1,152,102	869,056	677,934
Total assets	3,105,084	2,852,187	2,557,772	2,215,376	2,013,436
Total debt	1,021,819	1,032,473	958,881	960,247	961,613
Redeemable membership interests	8,765	8,000	6,934	5,647	4,971
Non-redeemable membership interests	1,300,175	1,147,184	934,545	677,795	543,058

Cash Flow Data:
Cash provided by operating activities	$396,582	$324,764	$539,666	$225,798	$115,302
Depreciation, depletion and amortization	154,695	135,294	108,272	98,347	80,703
Capital expenditures	286,607	147,423	260,368	108,600	78,313

Operating Data:
Tons sold	120,361	115,743	113,759	105,796	86,264
Tons produced	119,494	115,841	114,928	106,554	91,466
Average sales price per ton	$14.61	$13.31	$13.11	$10.65	$8.52

(1)	On October 27, 2005, we conducted a precautionary evacuation of our West Elk mine after we detected elevated readings of combustion-related gases in an area of the mine where we had completed mining activities but had not yet removed final longwall equipment. We estimate that the idling resulted in $30.0 million of lost profits during the first quarter of 2006, in addition to the effect of the idling and fire-fighting costs incurred during the fourth quarter of 2005 of $33.3 million. We recognized insurance recoveries related to the event of $41.9 million during the year ended December 31, 2006.

(2)	On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. The cumulative effect of adoption was to reduce inventory by $37.6 million and deferred development cost by $2.0 million with a corresponding decrease to membership interests.

(3)	On December 30, 2005, we sold to Peabody Energy Corporation a rail spur, rail loadout and an idle office complex located in the Powder River Basin, for a purchase price of $79.6 million. As a result of the transaction, we recognized a gain of $43.3 million.

(4)	During 2004, Arch Coal contributed the North Rochelle mine in the Powder River Basin to the Company. Arch Coal also purchased the remaining 35% interest in Canyon Fuel that we did not own and we began consolidating Canyon Fuel in our financial statements as of July 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region has a very low sulfur content and a low heat value compared to the other region in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes western Colorado, eastern Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically has a low sulfur content and varies in heat value.
     As discussed under the section entitled “The Coal Industry,” worldwide coal demand continued to increase during 2008, driven by rapid growth in electrical power generation capacity in Asia, particularly in China and

India. In the United States, we estimate that electricity generation declined approximately 0.9% in 2008 in response to mild weather and slowing economic activity, particularly during the second half of the year. An increase in international electricity demand had led to increased demand for coal exports from the United States and, during 2008, coal exports for both steam and metallurgical coal increased significantly as demand for U.S. coal in the Atlantic Basin increased. During the second half of 2008, demand for steam and metallurgical coal declined as the United States and most international economies deteriorated. We believe these economic challenges will continue to affect domestic and international coal demand in 2009. Despite the deterioration in coal index pricing during the second half of 2008, our average realized prices for 2008 were significantly higher than comparable prices for 2007.
     In 2009, we expect U.S. power generation to decline more than 1.0% due to weaker domestic and international economic conditions. We also expect U.S. coal consumption to decline in 2009 in response to reduced consumption for electricity generation, lower metallurgical coal demand resulting from global steel production cuts and increased use of natural gas by some electricity generation facilities. As a result of these market pressures, coupled with continued geological challenges, cost pressures, regulatory hurdles and limited access to capital, we expect coal production and capital spending levels across the domestic coal industry will be curtailed. Due to weakening demand in response to challenging domestic economic conditions, we have decreased our estimates of the amount of coal we plan to sell in 2009. In addition, we have decreased our expected capital expenditures for 2009 and have established other process improvement initiatives and cost containment programs.
     We estimate that, at December 31, 2008, approximately 21 gigawatts of generating capacity was under construction or in advanced stages of development in the United States. We expect these plants to come online in the next several years, with more than half of these plants to be online by the end of 2010. As such, we anticipate that 2009 will be a transitional year for the U.S. coal industry. Over the intermediate and long-term, we believe coal market fundamentals will be favorable, benefiting from an overall increase in energy use, particularly in developing countries such as China and India.
     On March 8, 2009, Arch Coal entered into an agreement to purchase the Jacobs Ranch mining complex in the Powder River Basin from Rio Tinto Energy America for a purchase price of $761.0 million. At December 31, 2008, we estimate that Jacobs Ranch controlled approximately 381.0 million tons of coal reserves adjacent to our Black Thunder mining complex. Arch Coal has announced that it intends to integrate the Jacobs Ranch and Black Thunder mining complexes upon completion of the transaction. The transaction is subject to certain governmental and regulatory conditions and approvals, including under competition laws and regulations, and other customary conditions. Neither we nor Arch Coal can provide any assurance that the transaction will be completed.
     Items Affecting Comparability of Reported Results
     The comparability of our operating results for the years ended December 31, 2008, 2007 and 2006 is affected by the following significant item:
     West Elk combustion event — We idled our West Elk mine in Colorado in the first quarter of 2006 as a result of a combustion-related event that occurred in October 2005. We estimate that the idling resulted in $30.0 million in lost profits during the first quarter of 2006. We also recognized insurance recoveries related to the event of $41.9 million during the year ended December 31, 2006.
     Results of Operations
     Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Summary. Our results during the year ended December 31, 2008 when compared with the year ended December 31, 2007 were affected primarily by an upward pressure on commodity costs, higher depreciation, depletion and amortization costs, partially offset by stronger market conditions, primarily in the first half of the year.
     Revenues. The following table summarizes information about coal sales during the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

	Year Ended December 31		Increase
	2008	2007	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,758,008	$1,541,066	$216,942	14.1%
Tons sold	120,361	115,743	4,618	4.0
Coal sales realization per ton sold	$14.61	$13.31	$1.30	9.8
     Coal sales. Coal sales increased from 2007 to 2008 due to higher price realizations and higher sales volumes in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 39.
     Expenses, costs and other. The following table summarizes expenses, costs and other operating income, net for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

	Year Ended December 31		Decrease in Net Income
	2008	2007	$	%
	(Dollars in thousands)
Cost of coal sales	$1,395,176	$1,192,348	$(202,828)	(17.0)%
Depreciation, depletion and amortization	154,695	135,294	(19,401)	(14.3)
Selling, general and administrative expenses	31,940	26,298	(5,642)	(21.5)
Other operating income, net	(4,195)	(10,145)	(5,950)	(58.6)

Total	$1,577,616	$1,343,795	$(233,821)	(17.4)%

     Cost of coal sales. Our cost of coal sales increased from 2007 to 2008 primarily due to higher taxes, royalties and other costs that are sensitive to sales prices ($39.6 million), an increase in transportation costs ($31.8 million), higher per-ton production costs in the Powder River Basin, and an increase in sales volumes. We have provided more information about our operating segments under the heading “Operating segment results” below.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from 2007 to 2008 is due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007 and 2008. We have provided additional information concerning our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 42.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Other operating income, net. The decrease in other operating income, net in 2008 compared to 2007 is primarily the result of a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin.
     Operating segment results. The following table shows results by operating segment for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

	Year Ended December 31		Increase (Decrease)
	2008	2007	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Powder River Basin
Tons sold	99,952	96,418	3,534	3.7%
Coal sales realization per ton sold (1)	$11.02	$10.36	$0.66	6.4%
Operating margin per ton sold (2)	$0.85	$1.15	$(0.30)	(26.1)%

Western Bituminous
Tons sold	20,409	19,325	1,084	5.6%
Coal sales realization per ton sold (1)	$27.46	$24.70	$2.76	11.2%
Operating margin per ton sold (2)	$5.84	$5.11	$0.73	14.3%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2008, transportation costs per ton billed to customers were $0.03 for the Powder River Basin and $4.57 for the Western Bituminous region. For the year ended December 31, 2007, transportation costs per ton billed to customers were $0.04 for the Powder River Basin and $3.17 for the Western Bituminous region.

(2)	Operating margin per ton is calculated as the result of coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

     Powder River Basin — Sales volume in the Powder River Basin was higher in 2008 when compared to 2007 due primarily to planned production cutbacks in 2007 in response to weak market conditions. Increases in sales prices during 2008 when compared with 2007 reflect higher pricing on contract and market index-priced tons, partially offset by the effect of lower sulfur dioxide emission allowance prices. On a per-ton basis, operating margins in 2008 decreased from 2007 due to an increase in per-ton costs, which offset the contribution of higher sales prices. The increase in per-ton costs resulted primarily from higher diesel fuel and explosives prices, higher sales-sensitive costs, costs related to planned repair and maintenance projects and higher labor costs.
     Western Bituminous — In the Western Bituminous region, sales volume increased during 2008 when compared with 2007, driven largely by increased demand in the region. Higher sales prices during 2008 when compared with 2007 resulted from higher contract pricing from the roll off of lower-priced legacy contracts and the effect of market-based sales in 2008. Higher sales prices resulted in higher per-ton operating margins for 2008 compared to 2007, partially offset by an increase in transportation costs, depreciation, depletion and amortization and sales-sensitive costs.
     In the Western Bituminous Region, we transitioned to a new coal seam at our West Elk mining complex in Colorado in December 2008. We have experienced adverse geologic conditions that have affected production in the first panel of the new seam and that have reduced the quality of the coal produced. We currently expect these geologic conditions in this panel to impact production intermittently during the first half of 2009.
     Net interest income. The following table summarizes our net interest income for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2008	2007	$	%
	(Dollars in thousands)
Interest expense	$(66,556)	$(72,147)	$5,591	7.7%
Interest income	74,869	99,683	(24,814)	(24.9)

Total	$8,313	$27,536	$(19,223)	(69.8)%

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense from 2007 to 2008 is the result of an increase in interest costs capitalized and a lower rate of discount on receivables sold to Arch Coal, in part offset by an increase in interest on our commercial paper program, which commenced in August 2007. We capitalized $11.7 million of interest during the year ended December 31, 2008 compared to $4.3 million during the year ended December 31, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources” beginning on page 42.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was partially offset by a higher average receivable balance during the year ended December 31, 2008 as compared to the same period in 2007.
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
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,541,066	$1,491,362	$49,704	3.3%
Tons sold	115,743	113,759	1,984	1.7
Coal sales realization per ton sold	$13.31	$13.11	$0.20	1.5%
     Coal sales. Coal sales increased from 2006 to 2007 primarily due to higher sales volume and higher average coal sales realization per ton sold. A portion of the increase in the average coal sales realization per ton is due to a change in the regional segment mix. A decrease in Powder River Basin sales volumes and an increase in Western Bituminous region sales volumes as a percentage of total sales volume resulted in a higher average sales price because Powder River Basin coal has a lower average sales price per ton than Western Bituminous region coal. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” below.
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

     Cost of coal sales. Cost of coal sales increased from 2006 to 2007 primarily due to higher unit costs in the Powder River Basin, reflecting higher commodity and supplies costs, and higher unit costs in the Western Bituminous region. Higher unit costs in the Western Bituminous region were primarily due to the impact of insurance proceeds we recognized in 2006 related to the West Elk combustion-related event, which more than offset the impact of the idling in the first quarter of 2006. We have provided more information about our operating segments under the heading “Operating segment results” below.
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from 2006 to 2007 is due primarily to the costs of ongoing capital improvement and mine development projects that we capitalized in 2006 and 2007 and a decrease in the amortization of deferred gains on acquired sales contracts. We have provided additional information concerning our capital spending in the section entitled “Liquidity and Capital Resources” beginning on page 42.
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
     Operating segment results. The following table shows results by operating segment for the year ended December 31, 2007 and compares those amounts to the comparable information for the year ended December 31, 2006:

	Year Ended December 31		Increase (Decrease)
	2007	2006	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Powder River Basin
Tons sold	96,418	95,637	781	0.8%
Coal sales realization per ton sold (1)	$10.36	$10.78	$(0.42)	(3.9)%
Operating margin per ton sold (2)	$1.15	$2.22	$(1.07)	(48.2)%

Western Bituminous
Tons sold	19,325	18,122	1,203	6.6%
Coal sales realization per ton sold (1)	$24.70	$22.42	$2.28	10.2%
Operating margin per ton sold (2)	$5.11	$6.87	$(1.76)	(25.6)%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2007, transportation costs per ton billed to customers were $0.04 for the Powder River Basin and $3.17 for the Western Bituminous region. Transportation costs per ton billed to customers for the year ended December 31, 2006 were $0.02 for the Powder River Basin and $2.91 for the Western Bituminous region.

(4)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
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

     Interest expense consists of interest on our 6 3/4% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. See further discussion of our outstanding debt in “Liquidity and Capital Resources” beginning on page 42. Interest related to commercial paper issued in 2007 was offset by lower costs related to the accounts receivable securitization program and an increase in capitalized interest in 2007 when compared with 2006.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income resulted primarily from a higher average receivable balance during 2007 when compared to 2006.
     Other non-operating expense. Our non-operating expense is related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred.
Liquidity and Capital Resources
     Credit crisis and economic environment

     The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; and the cost and availability of insurance and financial surety programs, among others. At this point in time, however, our liquidity has not been materially affected. While we expect our ability to issue commercial paper will be affected by the current credit markets, we believe we have sufficient liquidity, as supported by Arch Coal’s credit facilities, to satisfy working capital requirements and fund capital expenditures, if needed. Management will continue to closely monitor our own liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
     Liquidity and capital resources
     Our primary sources of cash include sales of our coal production to customers, our commercial paper program and debt related to significant transactions. Excluding any significant mineral reserve acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and, if necessary, cash from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. The receivable balance earns interest from Arch Coal at the prime interest rate. We are also party to Arch Coal’s accounts receivable securitization program. Under the program, we sell our receivables to a subsidiary of Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.
     We believe that cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     We had commercial paper outstanding of $65.7 million at December 31, 2008 and $75.0 million at December 31, 2007. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a revolving credit facility that is subject to renewal annually with a maturity date of April 30, 2009. As of December 31, 2008, the weighted-average interest rate of our outstanding commercial paper was 2.46% and maturity dates ranged from two to 92 days. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that our cash from operations is sufficient to satisfy our liquidity needs.
     We are a party to Arch Coal’s accounts receivable securitization program, established February 10, 2006. Under the program, we sell our receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2008, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a total discount of $7.1 million. During 2007, we sold $1.5 billion of trade accounts receivable to Arch Coal, at a total discount of $9.8 million. During 2006, we sold $1.5 billion of trade accounts receivable to Arch Coal, at a total discount of $10.5 million.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The senior notes are guaranteed by certain of our subsidiaries and are secured by our intercompany note to Arch Coal. The indenture under which the senior notes were issued contains certain restrictive covenants that our ability to, among other things, incur additional debt, sell or transfer assets and make certain investments.
     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	Year Ended December 31
	2008	2007	2006
	(Amounts in thousands)
Cash provided by (used in):
Operating activities	$396,582	$324,764	$539,666
Investing activities	(384,458)	(399,459)	(539,617)
Financing activities	(9,521)	74,757	(15)
     Cash provided by operating activities increased $71.8 million in 2008 compared to 2007 primarily as a result of a decrease in our investment in working capital. Cash provided by operating activities decreased $214.9 million in 2007 compared to 2006, due to a decrease in earnings and higher cash from operations in 2006 resulting from the commencement of Arch Coal’s accounts receivable securitization program in the first quarter of 2006.
     Cash used in investing activities for 2008 was $384.5 million, $15.0 million less than was used in investing activities for 2007, as an increase in capital expenditures of $139.2 million was offset by a $176.0 million decrease in cash used related to our net receivable position with Arch Coal. We make capital expenditures to improve and replace existing mining equipment, expand existing mines, develop new mines and improve the overall efficiency of mining operations. Additionally, in 2008, we spent approximately $86.5 million on the construction of a new loadout facility at our Black Thunder mine in Wyoming and $132.1 million for the transition to a new reserve area at our West Elk mining complex in Colorado, including the cost of purchasing a new longwall and other mining equipment. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008. Cash used in investing activities in 2007 was $140.2 million less than in 2006, primarily due to a decrease in capital spending of $112.9 million in 2007 when compared 2006. The major projects comprising our capital spending in 2007 included the development of the new reserve area at the West Elk mining complex, remaining payments for a replacement longwall at our Sufco mining complex in Utah and costs to construct Black Thunder’s new loadout. In addition, cash flows from investing activities in 2007 included a recovery of $18.3 million from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment, primarily in the fourth quarter of 2006.
     Cash provided by financing activities was $74.8 million in 2007, which was the result of the commencement of our commercial paper program during 2007. At December 31, 2008, the economic environment had affected our ability to issue commercial paper in the full amount of the program. We had commercial paper outstanding of $65.7 million at December 31, 2008 and $75.0 million at December 31, 2007.
Contractual Obligations
     The following is a summary of our significant contractual obligations as of December 31, 2008:

	Payments Due by Period
	2009	2010-2011	2012-2013	After 2013	Total
		(Amounts in thousands)
Long-term debt, including related interest	$130,074	$128,250	$1,046,188	$—	$1,304,512
Operating leases	27,600	49,380	36,168	26,929	140,077
Coal lease rights	1,358	2,364	2,003	7,128	12,853
Unconditional purchase obligations	104,536	—	—	—	104,536

Total contractual obligations	$263,568	$179,994	$1,084,359	$34,057	$1,561,978

     The related interest on long-term debt was calculated using rates in effect at December 31, 2008 for the remaining term of outstanding borrowings.
     Unconditional purchase obligations include open purchase orders and other purchase commitments, which have not been recognized as a liability. The commitments in the table above relate to contractual commitments for the purchase of materials and supplies, payments for services and capital expenditures.
     The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $228.2 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies” beginning on page 45, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.
     The table above also excludes certain other obligations reflected in our consolidated balance sheet, including our allocation of obligations under Arch Coal’s pension and postretirement benefit plans and obligations under our self-insured workers’ compensation program. We are not obligated to make contributions directly to Arch Coal’s pension and postretirement plans, but we are charged through the intercompany receivable for an allocated portion of Arch Coal’s contributions. The timing of Arch Coal’s contributions to their pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled “Critical Accounting Policies” beginning on page 45 for more information about these assumptions. You should see the notes to our consolidated financial statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations.
Off-Balance Sheet Arrangements
     In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include indemnifications, financial instruments with off-balance sheet risk, such as performance or surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.
     We use a combination of surety bonds and corporate guarantees (e.g., self bonding) to secure our financial obligations for reclamation, lease obligations and other obligations as follows as of December 31, 2008:

	Reclamation	Lease
	Obligations	Obligations	Other	Total
	(Amounts in thousands)
Self bonding	$332,549	$—	$—	$332,549
Surety bonds	64,804	32,508	4,968	102,280
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
     Asset Retirement Obligations
     Our asset retirement obligations arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Our asset retirement obligations are initially recorded at fair value, or the amount at which the obligations could be settled in a current transaction between willing parties. This involves determining the present value of estimated future cash flows on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. We estimate disturbed acreage based on approved mining plans and related engineering data. Since we plan to use internal resources to perform the majority of our reclamation activities, our estimate of reclamation costs involves estimating third-party profit margins, which we base on our historical experience with contractors that perform certain types of reclamation activities. We base productivity assumptions on historical experience with the equipment that we expect to utilize in the reclamation activities. In order to determine fair value, we must also discount our estimates of cash flows to their present value. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing.
     Accretion expense is recognized on the obligation through the expected settlement date. Accretion expense was $17.3 million in 2008 and $16.1 million in 2007. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulting from changes in estimates were an increase in the liability of $16.7 million in 2008 and a decrease in the liability of $1.2 million in 2007. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2008, we had recorded asset retirement obligation liabilities of $228.2 million, including amounts classified as a current liability. While the precise amount of these future costs cannot be determined with certainty, as of December 31, 2008, we estimate that the aggregate undiscounted cost of final mine closure is approximately $608.8 million.
     Employee Benefit Plans
     We participate in Arch Coal’s non-contributory defined benefit pension plans covering certain of our salaried and hourly employees. Benefits are generally based on the employee’s age and compensation. Arch Coal allocates the net periodic benefit cost and benefit obligation to us based on participant information. The calculation of our net periodic benefit costs (expense) and benefit obligation (liability) associated with Arch Coal’s defined benefit pension plans requires the use of a number of assumptions that we deem to be “critical accounting estimates.” Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. These assumptions include the long term rate of return on plan assets and the discount rate, representing the interest rate at which pension benefits could be effectively settled. Arch Coal reports separately on the assumptions used in the determination of net periodic benefit costs and benefit obligation associated with its defined benefit plans.
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
     Actuarial assumptions are required to determine the amounts reported by us related to Arch Coal’s defined benefit pension plan and the postretirement benefit plan. The impact of lowering the expected long-term rate of return on pension plan assets 0.5% in 2008 would have been an increase in our expense of approximately $0.5 million. The impact of lowering the discount rate 0.5% in 2008 would have been an increase in our net periodic pension and postretirement costs of approximately $1.5 million.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We manage our commodity price risk for our long-term coal contract portfolio through the use of long-term coal supply agreements, rather than through the use of derivative instruments. The majority of our tonnage is sold under long-term contracts. We are also exposed to price risk related to the value of sulfur dioxide emission allowances that are a component of quality adjustment provisions in many of our coal supply contracts. We manage this risk through the use of long-term coal supply agreements.

     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 40 million gallons of diesel fuel annually in our operations. Arch Coal enters into heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The settlements related to these swaps and options are allocated to us through the Arch Coal intercompany account.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2008, with the exception of our outstanding commercial paper, all of our outstanding debt bore interest at fixed rates.
Item 8. Financial Statements and Supplementary Data.
     The consolidated financial statements and consolidated financial statement schedule of Arch Western Resources, LLC and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We incorporate by reference management’s report on internal control over financial reporting included on page F-3 of this Annual Report on Form 10-K.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. You should see the list of Arch Coal’s executive officers and related information under “Executive Officers” beginning on page 22.
     The following is a list of directors of Arch Coal, other than Messrs. Eaves and Leer, whose biographical information is contained under “Executive Officers” beginning on page 22, their ages on March 15, 2009 and biographical information:

		Director of
		Arch Coal
Name	Age	Since	Occupation and Other Information

James R. Boyd	62	1990	Mr. Boyd served as chairman of the board of directors of Arch Coal from 1998 to April 2006, when he was appointed lead director. Mr. Boyd served as Senior Vice President and Group Operating Officer of Ashland Inc. from 1989 until his retirement in 2002. Mr. Boyd also serves on the board of directors of Halliburton Inc.

Frank M. Burke	69	2000	Mr. Burke has served as Chairman, Chief Executive Officer and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment and consulting company, since 1984.

		Director of
		Arch Coal
Name	Age	Since	Occupation and Other Information

			Mr. Burke also serves on the board of directors of Corrigan Investments, Inc. and is a member of the National Petroleum Council.

Patricia F. Godley	60	2004	Since 1998, Ms. Godley has been a partner with the law firm of Van Ness Feldman, practicing in the areas of economic and environmental regulation of electric utilities and natural gas companies. Ms. Godley is also a director of the United States Energy Association.

Douglas H. Hunt	55	1995	Since 1995, Mr. Hunt has served as Director of Acquisitions of Petro-Hunt, LLC, a private oil and gas exploration and production company.

Brian J. Jennings	48	2006	Since February 2009, Mr. Jennings has been President and Chief Executive Officer of Rise Energy Partners, L.P. From April 2007 to June 2008, Mr. Jennings served as Chief Financial Officer of Energy Transfer Partners GP, L.P., the general partner of Energy Transfer Partners, L.P., a publicly-traded partnership owning and operating a portfolio of midstream energy assets. From March 2004 to December 2006, Mr. Jennings served as Senior Vice President-Corporate Finance and Development and Chief Financial Officer of Devon Energy Corporation. Mr. Jennings served as Senior Vice President-Corporate Finance and Development of Devon Energy Corporation from 2001 to March 2004.

Thomas A. Lockhart	73	2003	Mr. Lockhart has been a member of the Wyoming State House of Representatives since 2000. Mr. Lockhart also serves on the board of directors of Blue Cross Blue Shield of Wyoming.

A. Michael Perry	72	1998	Mr. Perry served as Chairman of Bank One, West Virginia, N.A. from 1993 and as its Chief Executive Officer from 1983 until his retirement in 2001. Mr. Perry also serves on the board of directors of Champion Industries, Inc. and Portec Rail Products, Inc.

Robert G. Potter	69	2001	Mr. Potter was Chairman and Chief Executive Officer of Solutia, Inc. from 1997 until his retirement in 1999. Mr. Potter also serves on the board of directors of Stepan Company. He is also an investor in and a board member of several private companies.

Theodore D. Sands	63	1999	Since 1999, Mr. Sands has served as President of HAAS Capital, LLC, a private consulting and investment company. Mr. Sands also serves on the board of directors of Terra Nitrogen Corporation.

Wesley M. Taylor	66	2005	Mr. Taylor was President of TXU Generation, a company engaged in electricity infrastructure ownership and management. Mr. Taylor served at TXU for 38 years prior to his retirement in 2004. Mr. Taylor also serves on the board of directors of FirstEnergy Corporation.
     All of our officers and employees must act ethically at all times and in accordance with the Arch Coal code of conduct, which is published under “Corporate Governance’’ in the Investors section of Arch Coal’s website at archcoal.com and available in print upon request. Amendments to or waivers from (to the extent applicable to an executive officer of the company) the code will be posted on Arch Coal’s website.

Item 11. Executive Compensation.
     Our managing member is an indirect wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. Arch Coal reports separately on the executive compensation of its management.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Arch Coal owns 99.5% of our common membership interests. In addition to the remaining 0.5% of our common membership interests, BP p.l.c. owns a preferred membership interest. The stockholders of Arch Coal may be deemed to beneficially own an interest in our membership interests by virtue of their ownership of shares of common stock of Arch Coal. Arch Coal reports separately on the ownership by its directors, executive officers and significant stockholders of shares of its common stock.
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
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between us and Arch Coal are recorded in the account. The receivable from Arch Coal was $1.5 billion at December 31, 2008 and $1.4 billion at December 31, 2007. This amount earns interest from Arch Coal at the prime interest rate. Interest earned was $74.6 million in 2008, $99.2 million in 2007 and $81.2 million in 2006. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on our balance sheets as noncurrent.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2008, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a discount of $7.1 million. In each of 2007 and 2006, we sold $1.5 billion of trade accounts receivable to Arch Coal, at a total discount of $9.8 million in 2007 and $10.5 million in 2006.
     We mine on tracts that are owned or leased by Arch Coal and subleased to us. Royalties on all properties leased from Arch Coal are 7% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations. No advance royalties are required under these sublease agreements. We incurred production royalties of $35.8 million in 2008, $35.8 million in 2007 and $41.4 million in 2006 to Arch Coal under sublease agreements.
     Amounts charged to the intercompany account for our allocated portion of pension and postretirement contributions totaled $1.1 million in 2008, $1.4 million in 2007 and $17.0 million in 2006.
     We are charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Amounts allocated to us by Arch Coal were $31.9 million in 2008, $26.3 million in 2007 and $23.5 million in 2006. Such amounts are reported as selling, general and administrative expenses in our statements of income.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

Report of Independent Registered Public Accounting Firm
The Members
Arch Western Resources, LLC
We have audited the accompanying consolidated balance sheets of Arch Western Resources, LLC and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, non-redeemable membership interest, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Western Resources, LLC and subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

St. Louis, Missouri
March 23, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management Arch Western Resources, LLC (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.
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

Paul A. Lang President and Principal Executive Officer	John T. Drexler Senior Vice President and Chief Financial Officer

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Revenues
Coal sales	$1,758,008	$1,541,066	$1,491,362
Costs, expenses and other
Cost of coal sales	1,395,176	1,192,348	1,049,429
Depreciation, depletion and amortization	154,695	135,294	108,272
Selling, general and administrative expenses	31,940	26,298	23,466
Other operating income, net	(4,195)	(10,145)	(4,068)

	1,577,616	1,343,795	1,177,099

Income from operations	180,392	197,271	314,263

Interest income (expense), net	(66,556)	(72,147)	(72,273)
Interest expense
Interest income, primarily from Arch Coal, Inc.	74,869	99,683	81,853

	8,313	27,536	9,580

Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	—	(3,146)	(7,928)

Income before minority interest	188,705	221,661	315,915
Minority interest	(14,335)	(20,496)	(28,902)

Net income	$174,370	$201,165	$287,013

Net income attributable to redeemable membership interest	$872	$1,006	$1,435
Net income attributable to non-redeemable membership interest	$173,498	$200,159	$285,578
The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,851	$248
Receivables	2,930	3,559
Inventories	133,726	141,626
Other	21,617	27,128

Total current assets	161,124	172,561

Property, plant and equipment
Coal lands and mineral rights	763,059	762,939
Plant and equipment	1,373,120	1,127,416
Deferred mine development	475,040	398,453

	2,611,219	2,288,808
Less accumulated depreciation, depletion and amortization	(1,219,378)	(1,062,815)

Property, plant and equipment, net	1,391,841	1,225,993
Other assets
Receivable from Arch Coal, Inc.	1,528,068	1,427,833
Other	24,051	25,800

Total other assets	1,552,119	1,453,633

Total assets	$3,105,084	$2,852,187

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities
Accounts payable	$113,611	$82,254
Accrued expenses	134,540	128,754
Commercial paper	65,671	74,959

Total current liabilities	313,822	285,967
Long-term debt	956,148	957,514
Asset retirement obligations	227,397	194,190
Accrued postretirement benefits other than pension	37,491	36,805
Accrued pension benefits	36,616	205
Accrued workers’ compensation	3,681	8,784
Other noncurrent liabilities	25,551	30,520

Total liabilities	1,600,706	1,513,985

Redeemable membership interest	8,765	8,000

Minority interest	195,438	183,018
Non-redeemable membership interest	1,300,175	1,147,184

Total liabilities and membership interests	$3,105,084	$2,852,187

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Operating Activities
Net income	$174,370	$201,165	$287,013
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	154,695	135,294	108,272
Prepaid royalties expensed	396	3,784	5,264
Net (gain) loss on dispositions of property, plant and equipment	(335)	(6,125)	221
Minority interest	14,335	20,496	28,902
Other non-operating expense	—	3,146	7,928
Changes in operating assets and liabilities
Receivables	629	12,159	97,723
Inventories	7,900	(46,798)	(33,904)
Accounts payable and accrued expenses	16,505	(29,306)	38,767
Accrued postretirement benefits other than pension	3,299	2,772	5,817
Asset retirement obligations	16,480	20,451	11,917
Accrued workers’ compensation	192	488	(420)
Other	8,116	7,238	(17,834)

Cash provided by operating activities	396,582	324,764	539,666

Investing Activities
Capital expenditures	(286,607)	(147,423)	(260,368)
Increase in receivable from Arch Coal, Inc.	(100,391)	(276,370)	(279,135)
Additions to prepaid royalties	(535)	(532)	(409)
Proceeds from dispositions of property, plant and equipment	378	6,541	295
Reimbursement of deposit on equipment	2,697	18,325	—

Cash used in investing activities	(384,458)	(399,459)	(539,617)

Financing Activities
Net proceeds from (repayments on) commercial paper	(9,288)	74,959	—
Debt financing costs	(233)	(202)	(15)

Cash provided by (used in) financing activities	(9,521)	74,757	(15)

Increase in cash and cash equivalents	2,603	62	34
Cash and cash equivalents, beginning of year	248	186	152

Cash and cash equivalents, end of year	$2,851	$248	$186

Supplemental cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$58,478	$61,252	$60,946
The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NON-REDEEMABLE MEMBERSHIP INTEREST
Three years ended December 31, 2008

Non-redeemable
Membership
Interest
(In thousands)
Balance at January 1, 2006	$677,795
Comprehensive income
Net income	285,578
Net losses on derivatives reclassified to income	7,888
Pension, postretirement and other post-employment benefits adjustment	1,694

Total comprehensive income	295,160
Effect of adoption of EITF 04-6	(39,401)
Effect of adoption of Statement No. 158	994
Employee stock-based compensation expense	89
Dividends on preferred membership interest	(92)
Balance at December 31, 2006	934,545
Comprehensive income
Net income	200,159
Net losses on derivatives reclassified to income	3,130
Pension, postretirement and other post-employment benefits adjustment	7,773
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	1,762

Total comprehensive income	212,824
Employee stock-based compensation expense	(93)
Dividends on preferred membership interest	(92)

Balance at December 31, 2007	1,147,184
Comprehensive income
Net income	173,498
Pension, postretirement and other post-employment benefits adjustment	(18,711)
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(1,704)

Total comprehensive income	153,083
Dividends on preferred membership interest	(92)

Balance at December 31, 2008	$1,300,175

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Formation of the Company
     On June 1, 1998, Arch Coal, Inc. (“Arch Coal”) acquired the Colorado and Utah coal operations of Atlantic Richfield Company (“ARCO”) and simultaneously combined the acquired ARCO operations and Arch Coal’s Wyoming operation with ARCO’s Wyoming operations in a new joint venture named Arch Western Resources, LLC (the “Company”). ARCO was acquired by BP p.l.c. (formerly BP Amoco) in 2000. Arch Coal has a 99.5% common membership interest in the Company, while BP p.l.c. has a 0.5% common membership interest and a preferred membership interest in the Company. Net profits and losses are allocated only to the common membership interests on the basis of 99.5% to Arch Coal and 0.5% to BP p.l.c. In accordance with the membership agreement of the Company, no profit or loss is allocated to the preferred membership interest of BP p.l.c. Except for a preferred return, distributions to members are allocated on the basis of 99.5% to Arch Coal and 0.5% to BP p.l.c. The preferred return entitles BP p.l.c. to receive an annual distribution from the common membership interests equal to 4% of the preferred capital account balance at the end of the year. The preferred return is payable at the Company’s discretion.
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
     Accounting Pronouncements Adopted
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement No. 157”) prospectively for the Company’s financial instruments. Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements under other accounting pronouncements that require or permit fair value measurements. The issuance of FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”) deferred the effective date of Statement No. 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of Statement No. 157 did not have a significant impact because the Company does not have financial instruments that are recorded at fair value on a recurring basis. The Company will adopt FSP FAS 157-2 prospectively on January 1, 2009.
     In October 2008, the FASB issued Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), effective upon issuance. FSP FAS 157-3 clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.
     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“Statement No. 159”) became effective January 1, 2008. Statement No. 159 permits entities the choice to measure certain financial instruments and other items at fair value. The Company has not elected to measure any additional financial instruments or other items at fair value.
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
     Coal Supply Agreements
     Coal supply agreements (sales contracts) acquired in a business combination are capitalized and amortized over the tons of coal shipped during the term of the contract. Value is allocated to coal supply agreements based on discounted cash flows attributable to the difference between the contract price and the prevailing market price at the date of acquisition. The net book value of the Company’s above-market coal supply agreements was $3.2 million and $3.5 million at December 31, 2008 and 2007, respectively. These amounts are recorded in other current assets and other assets in the accompanying consolidated balance sheets. The net book value of the below-market coal supply agreements was $0.3 million and $1.3 million at December 31, 2008 and 2007, respectively. These amounts are recorded in accrued expenses and other noncurrent liabilities in the accompanying consolidated balance sheets. Amortization expense on all above-market coal supply agreements was $0.3 million, $0.3 million and $1.0 million in 2008, 2007 and 2006, respectively. Amortization income on all below-market coal supply agreements was $1.0 million, $1.9 million and $11.8 million in 2008, 2007 and 2006, respectively.
     Exploration Costs
     Costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred.
      Property, Plant and Equipment
     Plant and Equipment
     Plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. During the years ended December 31, 2008, 2007 and 2006, interest costs of $11.7 million, $4.3 million and $3.6 million, respectively, were capitalized. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 3 to 32 years. The useful lives of buildings and leasehold improvements generally range from 10 to 30 years.

     Deferred Mine Development
     Costs of developing new mines or significantly expanding the capacity of existing mines are capitalized and amortized using the units-of-production method over the estimated recoverable reserves that are associated with the property benefited. Costs may include construction permits and licenses; mine design; construction of access roads, shafts, slopes and main entries; and removing overburden to access reserves in a new pit. Additionally, deferred mine development includes the costs associated with asset retirement obligations.
     Coal Lands and Mineral Rights
     Amounts paid to acquire the Company’s coal reserves are capitalized and depleted over the life of proven and probable reserves. A significant portion of the Company’s coal reserves are controlled through leasing arrangements. The cost of coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value. The leases are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met. The net book value of the Company’s leased coal interests was $380.9 million and $419.3 million at December 31, 2008 and 2007, respectively.
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
     Deferred Financing Costs
     The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $9.7 million and $11.9 million at December 31, 2008 and 2007, respectively. Amounts classified as current were $2.2 million and $2.3 million at December 31, 2008 and 2007, respectively. These amounts are recorded in other current assets in the accompanying consolidated balance sheets.
     Revenue Recognition
     Coal sales revenues include sales to customers of coal produced at Company operations. The Company recognizes revenue from coal sales at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of coal sales and amounts billed by the Company to its customers for transportation are included in coal sales.
     Other Operating Income, Net
     Other operating income in the accompanying consolidated statements of income reflects income and expense from sources other than coal sales, including gains and losses from dispositions of long-term assets.
     Asset Retirement Obligations
     The Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation. Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is based upon permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. Amortization of the related asset is recorded on a units-of-production basis over the mine’s estimated recoverable reserves. See additional discussion in Note 13, “Asset Retirement Obligations.”

     Income Taxes
     The financial statements do not include a provision for income taxes as the Company is treated as a partnership for income tax purposes and does not incur federal or state income taxes. Instead, its earnings and losses are included in the members’ separate income tax returns.
     Minority Interest
     Arch Coal owns a 35% interest in the Company’s subsidiary, Canyon Fuel Company, LLC (Canyon Fuel). The results of operations of the Canyon Fuel mines are included in the Company’s Western Bituminous segment.
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
     Accounting Standards Issued and Not Yet Adopted
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the consolidated statement of income for all periods presented. Statement No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not allowed.
     In February 2008, the FASB issued Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, which provides guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement under Statement 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement 140. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application not permitted. The Company is assessing FSP FAS 140-3 to determine its impact, if any, on the financial statements.
     In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the items within scope of Statement 157, FSP FAS 157-2 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“Statement No. 161”). Statement No. 161 requires additional disclosures about derivatives and hedging activities, including qualitative disclosures about objectives for using derivatives. It also requires tabular disclosures about gross fair value amounts of derivative instruments, gains and losses on derivative instruments by type of contract, and the locations of these amounts in the financial statements. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing Statement No. 161 to determine the impact of the new disclosure requirements.
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
     The following table presents the components of and changes in BP p.l.c.’s membership interest:

			Total
	Common	Preferred	Redeemable
	Membership	Membership	Membership
	Interest	Interest	Interest
	(In thousands)
Balance at January 1, 2006	$3,248	$2,399	$5,647
Net income attributable to BP p.l.c. common membership interest	1,435	—	1,435
Other comprehensive income attributable to BP p.l.c. common membership interest	49	—	49
Effect of adoption of EITF 04-6	(198)	—	(198)
Effect of adoption of Statement No. 158	5	—	5
Dividends on preferred membership interest	(4)	—	(4)

Balance at December 31, 2006	4,535	2,399	6,934

Net income attributable to BP p.l.c. common membership interest	1,006	—	1,006
Other comprehensive income attributable to BP p.l.c. common membership interest	64	—	64
Dividends on preferred membership interest	(4)	—	(4)

Balance at December 31, 2007	5,601	2,399	8,000

Net income attributable to BP p.l.c. common membership interest	872	—	872
Other comprehensive income attributable to BP p.l.c. common membership interest	(103)	—	(103)
Dividends on preferred membership interest	(4)	—	(4)

Balance at December 31, 2008	$6,366	$2,399	$8,765

4. Dispositions
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

Following are the items included in accumulated other comprehensive loss:

		Pension,	Accumulated
		Postretirement	Other
		and Other Post-	Comprehensive
	Derivatives	Employment Benefits	Loss
	(In thousands)
Balance at January 1, 2006	$(11,074)	$(14,530)	$(25,604)
2006 activity	7,928	2,702	10,630

Balance at December 31, 2006	(3,146)	(11,828)	(14,974)
2007 activity	3,146	9,583	12,729

Balance at December 31, 2007	—	(2,245)	(2,245)
2008 activity	—	(22,433)	(22,433)

Balance at December 31, 2008	$—	$(24,678)	$(24,678)

     In the fourth quarter of 2005, the Company terminated certain interest rate swap agreements that at one time had been designated as a hedge of interest rate volatility on floating rate debt. The amounts that had been deferred in accumulated other comprehensive income were amortized as additional expense over the contractual terms of the swap agreements prior to their termination.
7. Inventories
     Inventories consist of the following:

	December 31
	2008	2007
	(In thousands)
Coal	$26,989	$42,942
Repair parts and supplies, net of allowance	106,737	98,684

	$133,726	$141,626

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.0 million and $12.5 million at December 31, 2008 and 2007, respectively.
8. Accrued Expenses
     Accrued expenses consist of the following:

	December 31
	2008	2007
	(In thousands)
Payroll and employee benefits	$17,299	$20,208
Taxes other than income taxes	80,608	68,162
Interest	32,215	32,323
Other accrued expenses	4,418	8,061

	$134,540	$128,754

9. Debt and Financing Arrangements
     On August 15, 2007, the Company entered into a commercial paper placement program, as amended, to provide short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the commercial paper program, the Company may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The Company amended the program on April 11, 2008 to increase the maximum aggregate principal amount outstanding to $100.0 million from $75.0 million. The commercial paper placement program is supported by a revolving credit facility, which is subject to renewal annually, and expires on April 30, 2009. As of December 31, 2008, the weighted-average interest rate of the Company’s outstanding commercial paper was 2.46% and maturity dates ranged from 2 to 92 days.
     Under an indenture dated June 25, 2003, the Company’s subsidiary, Arch Western Finance LLC (“Arch Western Finance”), has issued a total of $950.0 million of 6.75% Senior Notes due July 1, 2013. The senior notes are guaranteed by the Company and certain of the Company’s subsidiaries and are secured by a security interest in the Company’s receivable from Arch Coal. The terms of the senior notes contain restrictive covenants that limit the Company’s ability to, among other things, incur additional debt, sell or transfer assets, and make certain investments. $250.0 million of the Senior Notes were issued at a premium of 104.75% of par. The premium is being amortized over the life of the bonds.
10. Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: At December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents approximate fair value.
     Debt: The fair value of the Company’s debt was $887.4 million and $1.0 billion at December 31, 2008 and 2007, respectively.
11. Accrued Workers’ Compensation
     The Company is liable under the Federal Mine Safety and Health Act of 1969, as subsequently amended, to provide for pneumoconiosis (occupational disease) benefits to eligible employees, former employees, and dependents. The Company is also liable under various states’ statutes for occupational disease benefits. The Company currently provides for federal and state claims principally through a self-insurance program. The occupational disease benefit obligation is determined by independent actuaries, at the present value of the actuarially computed present and future liabilities for such benefits over the employees’ applicable years of service. Our obligations for occupational disease benefits are accounted for under Statement No. 158, which requires that the unfunded obligation be recorded on the balance sheet.
     In addition, the Company is liable for workers’ compensation benefits for traumatic injuries that are accrued as injuries are incurred. Traumatic claims are either covered through self-insured programs or through state-sponsored workers’ compensation programs.
     Workers’ compensation expense consists of the following components:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Self-insured occupational disease benefits:
Service cost	$162	$651	$347
Interest cost	156	435	390
Net amortization	(1,525)	(372)	(513)

Total occupational disease	(1,207)	714	224
Traumatic injury claims and assessments	2,675	1,373	1,821

Total workers’ compensation expense	$1,468	$2,087	$2,045

     Net amortization represents the systematic recognition of actuarial gains over a five-year period.
     The reconciliation of changes in the benefit obligation of the occupational disease liability is as follows:

	December 31
	2008	2007
	(In thousands)
Beginning of year obligation	$7,726	$8,488
Service cost	162	651
Interest cost	156	435
Actuarial gain	(5,294)	(1,734)
Benefit and administrative payments	(143)	(114)

Net obligation at end of year	$2,607	$7,726

     At December 31, 2008 and 2007, accumulated gains of $6.1 million and $2.4 million, respectively, were not yet recognized in occupational disease cost and were recorded in accumulated other comprehensive income. The accumulated gain that will be amortized from accumulated other comprehensive income into occupational disease cost in 2009 is $1.2 million.

     The following table provides the assumptions used to determine the projected occupational disease obligation:

	Year Ended December 31
	2008	2007	2006
Weighted average assumptions:
Discount rate	6.65%	6.50%	5.90%
Cost escalation rate	3.00%	3.00%	3.00%
     Summarized below is information about the amounts recognized in the accompanying consolidated balance sheets for workers’ compensation benefits:

	December 31
	2008	2007
	(In thousands)
Occupational disease costs	$2,607	$7,726
Traumatic and other workers’ compensation claims	2,675	2,493

Total obligations	5,282	10,219
Less amount included in accrued expenses	1,601	1,435

Noncurrent obligations	$3,681	$8,784

12. Employee Benefit Plans
Defined Benefit Pension and Other Postretirement Benefit Plans
     Essentially all of the Company’s employees are covered by Arch Coal’s defined benefit pension plan. The benefits are based on the employee’s age and compensation. Arch Coal funds the plans in an amount not less than the minimum statutory funding requirements or more than the maximum amount that can be deducted for federal income tax purposes. Arch Coal allocates a portion of the funding to the Company, which is charged to the intercompany receivable. See Note 14, “Related Party Transactions” for further discussion.
     The Company also provides certain postretirement medical/life insurance benefits for eligible employees under Arch Coal’s plans. Generally, covered employees who terminate employment after meeting eligibility requirements are eligible for postretirement coverage for themselves and their dependents. The employee postretirement medical/life plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. Arch Coal allocates a portion of the funding to the Company, which is charged to the intercompany receivable as benefits are paid.
     The Company’s allocated expense related to these plans was $11.6 million, $11.1 million and $13.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s balance sheet reflects its allocated portion of Arch Coal’s liabilities related to its benefit plans, including amounts recorded through other comprehensive income. The Company’s recorded balance sheet amounts are as follows:

	December 31
	2008	2007
	(In thousands)
Accrued benefit liabilities (current)	$1,173	$1,363
Accrued benefit liabilities (noncurrent)	74,107	37,010
Accumulated other comprehensive loss	(30,807)	(4,646)
Other Plans
     Arch Coal sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense related to the plans were $9.7 million in 2008, $8.3 million in 2007 and $7.3 million in 2006.
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
     The following table describes the changes to the Company’s asset retirement obligations for the years ended December 31:

	2008	2007
	(In thousands)
Balance at January 1 (including current portion)	$195,690	$182,035
Accretion expense	17,329	16,119
Adjustments to the liability from changes in estimates	16,727	(1,164)
Liabilities settled	(1,543)	(1,300)

Balance at December 31	228,203	195,690
Current portion included in accrued expenses	(806)	(1,500)

Noncurrent liability	$227,397	$194,190

     As of December 31, 2008, the Company had $64.8 million in surety bonds outstanding and $332.5 million in self-bonding to secure reclamation obligations.
14. Related Party Transactions
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At December 31, 2008 and 2007, the receivable from Arch Coal was $1.5 billion and $1.4 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the years ended December 31, 2008, 2007 and 2006 was $74.6 million, $99.2 million and $81.2 million, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying consolidated balance sheets as noncurrent.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2008, the Company sold $1.7 billion of trade accounts receivable to Arch Coal, at a discount of $7.1 million. For both 2007 and 2006, the Company sold $1.5 billion of trade accounts receivable to Arch Coal, at a total discount of $9.8 million in 2007 and $10.5 million in 2006.
     The Company mines on tracts that are owned or leased by Arch Coal and subleased to the Company. Royalties on all properties leased from Arch Coal are 7.0% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations. No advance royalties are required under the agreements. For the years ended December 31, 2008, 2007 and 2006, the Company incurred production royalties of $35.8 million, $35.8 million and $41.4 million , respectively, under sublease agreements with Arch Coal.
     Amounts charged to the intercompany account for the Company’s allocated portion of contributions to Arch Coal’s pension and postretirement plans totaled $1.1 million, $1.4 million and $17.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $31.9 million, $26.3 million and $23.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying consolidated statements of income.

15. Concentration of Credit Risk and Major Customers
     The Company markets its coal principally to electric utilities in the United States. Arch Coal has a formal written credit policy that establishes procedures to determine creditworthiness and credit limits for trade customers. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. Credit losses are provided for in the financial statements and historically have been minimal.
     The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately 120.4 million tons of coal in 2008. Approximately 78% of this tonnage (representing approximately 78% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to nine years. Some of these contracts include pricing which is above current market prices. Sales (including spot sales) to significant customers were as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Tennessee Valley Authority	$265,937	$207,853	$188,774
Ameren	170,346	162,802	136,647
     Transportation
     The Company depends upon rail, truck and belt transportation systems to deliver coal to its customers. Disruption of these transportation services due to weather-related problems, mechanical difficulties, strikes, lockouts, bottlenecks, and other events could temporarily impair the Company’s ability to supply coal to its customers and result in decreased shipments. In the past, disruptions in rail service have resulted in missed shipments and production interruptions.
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
     Minimum payments due in future years under these agreements in effect at December 31, 2008 are as follows:

	Operating
	Leases	Royalties
	(In thousands)
2009	$27,600	$1,358
2010	26,111	1,239
2011	23,269	1,125
2012	19,501	996
2013	16,667	1,007
Thereafter	26,929	7,128

	$140,077	$12,853

     Rental expense related to these operating leases amounted to $32.1 million in 2008, $27.6 million in 2007 and $21.0 million in 2006. Royalty expense was $222.1 million, $200.1 million and $205.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, including $35.8 million, $35.8 million and $41.4 million, respectively, that were incurred under sublease agreements with Arch Coal. See Note 14, “Related Party Transactions” for further discussion of these agreements.
     As of December 31, 2008, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $32.5 million.

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
     Operating segment results for the years ended December 31, 2008, 2007 and 2006 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
December 31, 2008
Coal sales	$1,104,393	$653,615	$—	$1,758,008
Income from operations	88,091	123,116	(30,815)	180,392
Total assets	1,845,685	2,079,689	(820,290)	3,105,084
Depreciation, depletion and amortization	74,526	80,169	—	154,695
Capital expenditures	123,909	162,698	—	286,607
December 31, 2007
Coal sales	$1,002,339	$538,727	$—	$1,541,066
Income from operations	113,588	102,748	(19,065)	197,271
Total assets	1,694,786	1,948,674	(791,273)	2,852,187
Depreciation, depletion and amortization	69,288	66,006	—	135,294
Capital expenditures	48,141	99,282	—	147,423
December 31, 2006
Coal sales	$1,032,416	$458,946	$—	$1,491,362
Income from operations	214,821	128,874	(29,432)	314,263
Total assets	1,584,483	1,841,104	(867,815)	2,557,772
Depreciation, depletion and amortization	61,925	46,347	—	108,272
Capital expenditures	121,737	138,631	—	260,368
     Reconciliation of income from operations to net income:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Income from operations	$180,392	$197,271	$314,263
Interest expense	(66,556)	(72,147)	(72,273)
Interest income	74,869	99,683	81,853
Other non-operating expense	—	(3,146)	(7,928)
Minority interest	(14,335)	(20,496)	(28,902)

Net income	$174,370	$201,165	$287,013

19. Supplemental Condensed Consolidating Financial Information
     Pursuant to the indenture governing the Arch Western Finance senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Arch Western Finance, LLC, a wholly-owned subsidiary of the Company), (iii) the Company’s wholly-owned subsidiaries (Thunder Basin Coal Company, LLC, Mountain Coal Company, LLC, and Arch of Wyoming, LLC), on a combined basis, which are guarantors under the Notes, and (iv) the Company’s majority-owned subsidiary, Canyon Fuel, which is not a guarantor under the Notes.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Coal sales	$—	$—	$1,334,332	$423,676	$—	$1,758,008
Cost of coal sales	(1,053)		1,081,271	317,486	(2,528)	1,395,176
Depreciation, depletion and amortization			91,536	63,159		154,695
Selling, general and administrative expenses allocated from Arch Coal	31,940		—	—		31,940
Other operating income, net	(70)		(3,004)	(3,649)	2,528	(4,195)

	30,817	—	1,169,803	376,996	—	1,577,616

Income from investment in subsidiaries	218,922	—	—	—	(218,922)	—

Income from operations	188,105	—	164,529	46,680	(218,922)	180,392
Interest expense	(72,938)	(53,215)	(2,823)	(1,705)	64,125	(66,556)
Interest income	73,538	64,125	247	1,084	(64,125)	74,869

	600	10,910	(2,576)	(621)	—	8,313
Minority interest	(14,335)	—	—	—	—	(14,335)

Net income	$174,370	$10,910	$161,953	$46,059	$(218,922)	$174,370

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Coal sales	$—	$—	$1,166,872	$374,194	$—	$1,541,066
Cost of coal sales	(1,086)	—	924,960	270,867	(2,393)	1,192,348
Depreciation, depletion and amortization	—	—	89,173	46,121	—	135,294
Selling, general and administrative expenses allocated from Arch Coal	26,298	—	—	—	—	26,298
Other operating income	(6,147)	—	(2,686)	(3,705)	2,393	(10,145)

	19,065	—	1,011,447	313,283	—	1,343,795
Income from investment in subsidiaries	219,151	—	—	—	(219,151)	—

Income from operations	200,086	—	155,425	60,911	(219,151)	197,271
Interest expense	(72,984)	(60,631)	(419)	(2,226)	64,113	(72,147)
Interest income	97,705	64,113	448	1,530	(64,113)	99,683

	24,721	3,482	29	(696)	—	27,536
Other non-operating expense	(3,146)	—	—	—	—	(3,146)
Minority interest	(20,496)	—	—	—	—	(20,496)

Net income	$201,165	$3,482	$155,454	$60,215	$(219,151)	$201,165

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Coal sales	$—	$—	$1,165,654	$325,708	$—	$1,491,362
Cost of coal sales	3,759	—	813,825	231,310	535	1,049,429
Depreciation, depletion and amortization	—	—	80,626	27,646	—	108,272
Selling, general and administrative expenses allocated from Arch Coal	23,466	—	—	—	—	23,466
Other operating income	(124)	—	(1,437)	(1,972)	(535)	(4,068)

	27,101	—	893,014	256,984	—	1,177,099
Income from investment in subsidiaries	343,437	—	—	—	(343,437)	—

Income from operations	316,336	—	272,640	68,724	(343,437)	314,263
Interest expense	(72,653)	(61,309)	(434)	(1,946)	64,069	(72,273)
Interest income	80,160	64,069	560	1,133	(64,069)	81,853

	7,507	2,760	126	(813)	—	9,580
Other non-operating expense	(7,928)	—	—	—	—	(7,928)
Minority interest	(28,902)	—	—	—	—	(28,902)

Net income	$287,013	$2,760	$272,766	$67,911	$(343,437)	$287,013

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$2,690	$—	$84	$77	$—	$2,851
Receivables	1,250	—	1,138	542	—	2,930
Inventories	—	—	102,216	31,510	—	133,726
Other	10,330	2,154	4,669	4,464	—	21,617

Total current assets	14,270	2,154	108,107	36,593	—	161,124

Property, plant and equipment, net	—	—	1,065,064	326,777	—	1,391,841

Investment in subsidiaries	2,362,717	—	—	—	(2,362,717)	—
Receivable from Arch Coal, Inc.	1,498,201	—	—	29,867	—	1,528,068
Intercompanies	(2,238,175)	993,048	1,090,674	154,453	—	—
Other	700	7,471	11,474	4,406	—	24,051

Total other assets	1,623,443	1,000,519	1,102,148	188,726	(2,362,717)	1,552,119

Total assets	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

Accounts payable	$7,167	$—	$88,938	$17,506	$—	$113,611
Accrued expenses	4,293	32,063	90,605	7,579	—	134,540
Commercial paper	65,671	—	—	—	—	65,671

Total current liabilities	77,131	32,063	179,543	25,085	—	313,822

Long-term debt	—	956,148	—	—	—	956,148
Asset retirement obligations	—	—	214,388	13,009	—	227,397
Accrued postretirement benefits other than pension	23,492	—	2,485	11,514	—	37,491
Accrued pension benefits	32,671	—	—	3,945	—	36,616
Accrued workers’ compensation	(1,045)	—	642	4,084	—	3,681
Other noncurrent liabilities	1,086	—	24,465	—	—	25,551

Total liabilities	133,335	988,211	421,523	57,637	—	1,600,706

Redeemable membership interest	8,765	—	—	—	—	8,765
Minority interest	195,438	—	—	—	—	195,438
Non-redeemable membership interest	1,300,175	14,462	1,853,796	494,459	(2,362,717)	1,300,175

Total liabilities and membership interests	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$78	$—	$16	$154	$—	$248
Receivables	1,145	—	1,224	1,190	—	3,559
Inventories	—	—	98,638	42,988	—	141,626
Other	11,342	2,153	5,868	7,765	—	27,128

Total current assets	12,565	2,153	105,746	52,097	—	172,561

Property, plant and equipment, net	—	—	864,575	361,418	—	1,225,993

Investment in subsidiaries	2,140,722	—	—	—	(2,140,722)	—
Receivable from Arch Coal, Inc.	1,399,046	—	(112)	28,899	—	1,427,833
Intercompanies	(2,105,212)	981,359	1,064,385	59,468	—	—
Other	802	9,617	11,611	3,770	—	25,800

Total other assets	1,435,358	990,976	1,075,884	92,137	(2,140,722)	1,453,633

Total assets	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

Accounts payable	$3,434	$—	$62,504	$16,316	$—	$82,254
Accrued expenses	2,863	32,063	83,515	10,313	—	128,754
Commercial paper	74,959	—	—	—	—	74,959

Total current liabilities	81,256	32,063	146,019	26,629	—	285,967

Long-term debt	—	957,514	—	—	—	957,514
Accrued postretirement benefits other than pension	24,482	—	2,485	9,838	—	36,805
Asset retirement obligations	—	—	182,101	12,089	—	194,190
Accrued workers’ compensation	4,293	—	1,053	3,438	—	8,784
Other noncurrent liabilities	(310)	—	25,886	5,149	—	30,725

Total liabilities	109,721	989,577	357,544	57,143	—	1,513,985

Redeemable membership interest	8,000	—	—	—	—	8,000
Minority interest	183,018	—	—	—	—	183,018
Non-redeemable membership interest	1,147,184	3,552	1,688,661	448,509	(2,140,722)	1,147,184

Total liabilities and membership interests	$1,447,923	$993,129	$2,046,205	$505,652	$(2,140,722)	$2,852,187

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(21,533)	$11,703	$280,446	$125,966	$396,582
Investing Activities
Capital expenditures	—	—	(257,029)	(29,578)	(286,607)
Increase in receivable from Arch Coal	(99,311)	—	(112)	(968)	(100,391)
Proceeds from dispositions of property, plant and equipment	—	—	355	23	378
Additions to prepaid royalties	—	—	—	(535)	(535)
Reimbursement of deposits on equipment	—	—	2,697	—	2,697

Cash used in investing activities	(99,311)	—	(254,089)	(31,058)	(384,458)

Financing Activities

Net repayments on commercial paper	(9,288)	—	—	—	(9,288)
Debt financing costs	(219)	(14)	—	—	(233)
Transactions with affiliates, net	132,963	(11,689)	(26,289)	(94,985)	—

Cash provided by (used in) financing activities	123,456	(11,703)	(26,289)	(94,985)	(9,521)

Increase (decrease) in cash and cash equivalents	2,612	—	68	(77)	2,603
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$2,690	$—	$84	$77	$2,851

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(8,261)	$4,263	$227,606	$101,156	$324,764
Investing Activities
Capital expenditures	—	—	(92,820)	(54,603)	(147,423)
Increase in receivable from Arch Coal	(274,352)	—	(2)	(2,016)	(276,370)
Proceeds from dispositions of property, plant and equipment	6,000	—	455	86	6,541
Additions to prepaid royalties	—	—	—	(532)	(532)
Reimbursement of deposits on equipment	—	—	18,325	—	18,325

Cash used in investing activities	(268,352)	—	(74,042)	(57,065)	(399,459)
Financing Activities
Net proceeds from commercial paper	74,959	—	—	—	74,959
Debt financing costs	(202)	—	—	—	(202)
Transactions with affiliates, net	201,934	(4,263)	(153,709)	(43,962)	—

Cash provided by (used in) financing activities	276,691	(4,263)	(153,709)	(43,962)	74,757

Increase (decrease) in cash and cash equivalents	78	—	(145)	129	62
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$78	$—	$16	$154	$248

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2006
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated

Cash provided by operating activities	$50,847	$3,553	$378,073	$107,193	$539,666
Investing Activities
Capital expenditures	—	—	(155,440)	(104,928)	(260,368)
(Increase) decrease in receivable from Arch Coal	(251,943)	—	2	(27,194)	(279,135)
Proceeds from dispositions of property, plant and equipment	—	—	91	204	295
Additions to prepaid royalties	—	—	—	(409)	(409)

Cash used in investing activities	(251,943)	—	(155,347)	(132,327)	(539,617)

Financing Activities
Debt financing costs	—	(15)	—	—	(15)
Transactions with affiliates, net	201,096	(3,538)	(222,691)	25,133	—

Cash provided by (used in) financing activities	201,096	(3,553)	(222,691)	25,133	(15)

Increase (decrease) in cash and cash equivalents	—	—	35	(1)	34
Cash and cash equivalents, beginning of period	—	—	126	26	152

Cash and cash equivalents, end of period	$—	$—	$161	$25	$186

ARCH WESTERN RESOURCES, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to Costs	Charged to		Balance at
	Beginning of Year	and Expenses	Other Accounts	Deductions(a)	End of Year
	(In thousands)
Year Ended Dec. 31, 2008
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	12,497	1,492	—	2,002	11,987
Year Ended Dec. 31, 2007
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$962	$—	$—	$962	$—
Current assets — repair parts and supplies inventories	12,076	663	—	242	12,497
Year Ended Dec. 31, 2006
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$962	$—	$—	$—	$962
Current assets — repair parts and supplies inventories	12,411	191	—	526	12,076

(a)	Reserves utilized, unless otherwise indicated.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC

Paul A. Lang President March 26, 2009

     KNOW ALL PERSONS BY THESE PRESENTS: That each of the undersigned member and officers of Arch Western Resources, LLC, a Delaware limited liability company, hereby constitutes and appoints Robert G. Jones and Gregory A. Billhartz, and each of them, its or his true and lawful attorney-in-fact and agent, with full power to act without the other, to sign Arch Western Resources, LLC’s Annual Report on Form 10-K for the year ended December 31, 2008, to be filed with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended; to file such Annual Report and the exhibits thereto and any and all other documents in connection therewith, including without limitation, amendments thereto, with the Securities and Exchange Commission; and to do and perform any and all other acts and things requisite and necessary to be done in connection with the foregoing as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Capacity	Date
	Paul A. Lang President (Principal Executive Officer)	March 26, 2009

	John T. Drexler Vice President (Principal Financial Officer)	March 26, 2009

Arch Western Acquisition Corporation	Sole Managing Member	March 26, 2009

By:
John T. Drexler, Vice President

Exhibit Index

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.1	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the registrant on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.5	Registration Rights Agreement, dated October 22, 2004, among Arch Coal, Inc., Arch Western Resources, LLC, Arch Western Finance, LLC, Triton Coal Company, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. and Thunder Basin Coal Company, L.L.C. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on October 23, 2004).

10.1	Federal Coal Lease dated as of June 24, 1993 between the U.S. Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Federal Coal Lease between the U.S. Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	Federal Coal Lease dated as of July 19, 1997 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7	Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Federal Coal Lease dated as of October 1, 1999 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 to Arch Coal’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

Exhibit	Description
10.9	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Coal on February 10, 2005).

10.10	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Master Lease and Sublease Agreement, dated effective as of April 1, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Amendment No. 1 to Master Lease and Sublease Agreement, dated effective as of December 30, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	State Coal Lease executed October 1, 2004 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company and Arch Coal, Inc., as lessees, covering a tract of land located in Seiever County, Utah (incorporated by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	State Coal Lease executed September 1, 2000 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Canyon Fuel Company, LLC, as lessee, for lands located in Carbon County, Utah (incorporated by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.16	Federal Coal Lease executed September 1, 1996 by and between the Bureau of Land Management, as lessor, and Canyon Fuel Company, LLC, as lessee, covering a tract of land known as “The North Lease” in Carbon County, Utah (incorporated by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	State Coal Lease executed January 18, 2008 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company, as lessee, for lands located in Emery County, Utah (incorporated by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Purchase and Sale Agreement, dated as of February 3, 2006, by and among various entities listed on Schedule I, as the originators, and Arch Coal, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of the registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of John T. Drexler.