Form 10-Q
period 2009-03-31
ARCH WESTERN RESOURCES LLC
filed 2009-05-13
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 333-107569-03
Arch Western Resources, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1811130 (I.R.S. Employer Identification Number)

One CityPlace Drive, Suite 300, St. Louis, Missouri (Address of principal executive offices)	63141 (Zip code)
Registrant’s telephone number, including area code: (314) 994-2700
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 13, 2009, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

ii

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended March 31
	2009	2008
	(unaudited)
Revenues
Coal sales	$416,250	$437,209

Costs, expenses and other
Cost of coal sales	361,372	336,723
Depreciation, depletion and amortization	38,237	39,656
Selling, general and administrative expenses	9,828	7,557
Other operating income, net	(949)	(951)

	408,488	382,985

Income from operations	7,762	54,224

Interest income (expense), net:
Interest expense	(17,518)	(17,475)
Interest income, primarily from Arch Coal, Inc.	11,800	21,845

	(5,718)	4,370

Net income	$2,044	$58,594

Net income (loss) attributable to redeemable membership interest	$(7)	$274
Net income attributable to non-redeemable membership interest	$2,051	$58,320
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$585	$2,851
Receivables	1,688	2,930
Inventories	139,465	133,726
Other	18,674	21,617

Total current assets	160,412	161,124

Property, plant and equipment, net	1,379,405	1,391,841

Other assets:
Receivable from Arch Coal, Inc.	1,486,446	1,528,068
Other	23,954	24,051

Total other assets	1,510,400	1,552,119

Total assets	$3,050,217	$3,105,084

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$87,392	$113,611
Accrued expenses	116,436	134,540
Commercial paper	32,936	65,671

Total current liabilities	236,764	313,822

Long-term debt	955,807	956,148
Asset retirement obligations	232,445	227,397
Accrued postretirement benefits other than pension	38,533	37,491
Accrued pension benefits	38,171	36,616
Accrued workers’ compensation	3,759	3,681
Other noncurrent liabilities	38,421	25,551

Total liabilities	1,543,900	1,600,706

Redeemable membership interest	8,878	8,765

Non-redeemable membership interest	1,497,439	1,495,613

Total liabilities and membership interests	$3,050,217	$3,105,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31
	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income	$2,044	$58,594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	38,237	39,656
Net gain on dispositions of property, plant and equipment	—	(150)
Changes in:
Receivables	1,242	1,689
Inventories	(5,739)	(5,772)
Accounts payable and accrued expenses	(23,614)	(6,272)
Other	23,347	22,416

Cash provided by operating activities	35,517	110,161

INVESTING ACTIVITIES
Capital expenditures	(49,873)	(98,495)
Change in receivable from Arch Coal, Inc.	41,616	(9,038)
Proceeds from dispositions of property, plant and equipment	—	150
Reimbursement of deposits on equipment	3,209	—

Cash used in investing activities	(5,048)	(107,383)

FINANCING ACTIVITIES
Net repayments on commercial paper	(32,735)	(54)

Cash used in financing activities	(32,735)	(54)

Increase (decrease) in cash and cash equivalents	(2,266)	2,724
Cash and cash equivalents, beginning of period	2,851	248

Cash and cash equivalents, end of period	$585	$2,972

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
     New Accounting Pronouncements
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (previously referred to as minority interest) be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. A noncontrolling interest is defined in Statement No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent or a parent’s affiliates. Arch Coal owns a 35% interest in the Company’s subsidiary, Canyon Fuel Company, LLC (“Canyon Fuel”), which was previously presented as a minority interest. The adoption of Statement No. 160 resulted in Arch Coal’s interest in Canyon Fuel at December 31, 2008 of $195.4 million, which was previously presented as a minority interest, to be reflected as part of the non-redeemable membership interest on the accompanying condensed consolidated balance sheet. The income allocable to Arch Coal’s interest in Canyon Fuel was previously reported as a deduction in arriving at net income, and as a result, net income for the three months ended March 31, 2008 is $3.7 million higher in the accompanying condensed consolidated income statement under Statement No. 160 than was previously reported.
3. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
Coal	$30,140	$26,989
Repair parts and supplies, net of allowance	109,325	106,737

	$139,465	$133,726

4. Commercial Paper
     Economic conditions have impacted the Company’s ability to issue commercial paper up to the $100.0 million maximum aggregate principal amount of the program. The commercial paper placement program is supported by a line of credit that has been renewed and expires on April 30, 2010.

5. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table details the components of comprehensive income:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Net income	$2,044	$58,594
Other comprehensive income:
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(82)	138

Total comprehensive income	$1,962	$58,732

6. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At both March 31, 2009 and December 31, 2008, the receivable from Arch Coal was approximately $1.5 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $11.8 million and $21.8 million for the three months ended March 31, 2009 and 2008, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.
     The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime interest rate and days sales outstanding. During the three months ended March 31, 2009 and 2008, the Company sold $385.1 million and $412.9 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $1.0 million and $2.3 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For each of the three month periods ended March 31, 2009 and 2008, the Company incurred production royalties of $11.2 million and $9.2 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $9.8 million and $7.6 million for the three months ended March 31, 2009 and 2008, respectively.
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
     Operating segment results for the three month periods ended March 31, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)

Three months ended March 31, 2009
Coal sales	$295,310	$120,940	$—	$416,250
Income (loss) from operations	25,392	(7,037)	(10,593)	7,762
Total assets	1,866,855	2,056,827	(873,465)	3,050,217
Depreciation, depletion and amortization	18,826	19,411	—	38,237
Capital expenditures	33,779	16,094	—	49,873

Three months ended March 31, 2008
Coal sales	$275,688	$161,521	$—	$437,209
Income (loss) from operations	28,787	33,961	(8,524)	54,224
Total assets	1,751,366	1,965,108	(794,577)	2,921,897
Depreciation, depletion and amortization	18,223	21,433	—	39,656
Capital expenditures	38,177	60,318	—	98,495
     A reconciliation of segment income from operations to consolidated net income follows:

	Three Months Ended
	March 31
	2009	2008
	(In thousands)
Income from operations	$7,762	$54,224
Interest expense	(17,518)	(17,475)
Interest income	11,800	21,845

Net income	$2,044	$58,594

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Coal sales	$—	$—	$325,944	$90,306	$—	$416,250
Cost of coal sales	834	—	289,002	72,381	(845)	361,372
Depreciation, depletion and amortization	—	—	24,947	13,290	—	38,237
Selling, general and administrative expenses	9,828	—	—	—	—	9,828
Other operating income, net	(69)	—	(641)	(1,084)	845	(949)

	10,593	—	313,308	84,587	—	408,488

Income from investment in subsidiaries	18,079	—	—	—	(18,079)	—

Income from operations	7,486	—	12,636	5,719	(18,079)	7,762
Interest expense	(17,095)	(16,033)	(169)	(252)	16,031	(17,518)
Interest income	11,653	16,031	27	120	(16,031)	11,800

	(5,442)	(2)	(142)	(132)	—	(5,718)

Net income (loss)	$2,044	$(2)	$12,494	$5,587	$(18,079)	$2,044

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Coal sales	—	—	$340,134	$97,075	—	$437,209
Cost of coal sales	998	—	266,521	69,835	(631)	336,723
Depreciation, depletion and amortization	—	—	22,740	16,916	—	39,656
Selling, general and administrative expenses	7,557	—	—	—	—	7,557
Other operating income, net	(31)	—	(775)	(776)	631	(951)

	8,524	—	288,486	85,975	—	382,985
Income from investment in subsidiaries	64,466	—	—	—	(64,466)	—

Income from operations	55,942	—	51,648	11,100	(64,466)	54,224
Interest expense	(18,782)	(14,157)	(105)	(462)	16,031	(17,475)
Interest income	21,434	16,031	88	323	(16,031)	21,845

	2,652	1,874	(17)	(139)	—	4,370

Net income	$58,594	$1,874	$51,631	$10,961	$(64,466)	$58,594

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$481	$—	$64	$40	$—	$585
Receivables	278	—	1,137	273	—	1,688
Inventories	—	—	106,009	33,456	—	139,465
Other	7,178	2,149	4,181	5,166	—	18,674

Total current assets	7,937	2,149	111,391	38,935	—	160,412

Property, plant and equipment, net	—	—	1,063,860	315,545	—	1,379,405
Investment in subsidiaries	2,381,444	—	—	—	(2,381,444)	—
Receivable from Arch Coal	1,454,874	—	—	31,572	—	1,486,446
Intercompanies	(2,242,848)	977,214	1,098,305	167,329	—	—
Other	1,170	6,935	11,505	4,344	—	23,954

Total other assets	1,594,640	984,149	1,109,810	203,245	(2,381,444)	1,510,400

Total assets	$1,602,577	$986,298	$2,285,061	$557,725	$(2,381,444)	$3,050,217

Accounts payable	$3,443	$—	$67,600	$16,349	$—	$87,392
Accrued expenses	1,620	16,031	91,114	7,671	—	116,436
Commercial paper	32,936	—	—	—	—	32,936

Total current liabilities	37,999	16,031	158,714	24,020	—	236,764

Long-term debt	—	955,807	—	—	—	955,807
Asset retirement obligations	—	—	219,160	13,285	—	232,445
Accrued postretirement benefits other than pension	24,152	—	2,485	11,896	—	38,533
Accrued pension benefits	33,692	—	(1)	4,480	—	38,171
Accrued workers’ compensation	(917)	—	643	4,033	—	3,759
Other noncurrent liabilities	1,334	—	37,079	8	—	38,421

Total liabilities	96,260	971,838	418,080	57,722	—	1,543,900

Redeemable membership interest	8,878	—	—	—	—	8,878
Non-redeemable membership interest	1,497,439	14,460	1,866,981	500,003	(2,381,444)	1,497,439

Total liabilities and membership interests	$1,602,577	$986,298	$2,285,061	$557,725	$(2,381,444)	$3,050,217

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,690	$—	$84	$77	$—	$2,851
Receivables	1,250	—	1,138	542	—	2,930
Inventories	—	—	102,216	31,510	—	133,726
Other	10,330	2,154	4,669	4,464	—	21,617

Total current assets	14,270	2,154	108,107	36,593	—	161,124

Property, plant and equipment, net	—	—	1,065,064	326,777	—	1,391,841

Investment in subsidiaries	2,362,717	—	—	—	(2,362,717)	—
Receivable from Arch Coal	1,498,201	—	—	29,867	—	1,528,068
Intercompanies	(2,238,175)	993,048	1,090,674	154,453	—	—
Other	700	7,471	11,474	4,406	—	24,051

Total other assets	1,623,443	1,000,519	1,102,148	188,726	(2,362,717)	1,552,119

Total assets	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

Accounts payable	$7,167	$—	$88,938	$17,506	$—	$113,611
Accrued expenses	4,293	32,063	90,605	7,579	—	134,540
Commercial paper	65,671	—	—	—	—	65,671

Total current liabilities	77,131	32,063	179,543	25,085	—	313,822

Long-term debt	—	956,148	—	—	—	956,148
Asset retirement obligations	—	—	214,388	13,009	—	227,397
Accrued postretirement benefits other than pension	23,492	—	2,485	11,514	—	37,491
Accrued pension benefits	32,671	—	—	3,945	—	36,616
Accrued workers’ compensation	(1,045)	—	642	4,084	—	3,681
Other noncurrent liabilities	1,086	—	24,465	—	—	25,551

Total liabilities	133,335	988,211	421,523	57,637	—	1,600,706

Redeemable membership interest	8,765	—	—	—	—	8,765
Non-redeemable membership interest	1,495,613	14,462	1,853,796	494,459	(2,362,717)	1,495,613

Total liabilities and membership interests	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(17,468)	$(15,834)	$51,906	$16,913	$35,517

Investing Activities
Capital expenditures	—	—	(47,504)	(2,369)	(49,873)
Change in receivable from Arch Coal, Inc.	43,321	—	—	(1,705)	41,616
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	43,321	—	(44,295)	(4,074)	(5,048)

Financing Activities

Net payments on commercial paper	(32,735)	—	—	—	(32,735)
Transactions with affiliates, net	4,673	15,834	(7,631)	(12,876)	—

Cash provided by (used in) financing activities	(28,062)	15,834	(7,631)	(12,876)	(32,735)

Decrease in cash and cash equivalents	(2,209)	—	(20)	(37)	(2,266)
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$481	$—	$64	$40	$585

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$141	$(13,958)	$101,249	$22,729	$110,161

Investing Activities
Capital expenditures	—	—	(94,539)	(3,956)	(98,495)
Increase in receivable from Arch Coal	(12,098)	—	(112)	3,172	(9,038)
Proceeds from dispositions of property, plant and equipment	—	—	150	—	150

Cash used in investing activities	(12,098)	—	(94,501)	(784)	(107,383)

Financing Activities
Net payments on commercial paper	(54)	—	—	—	(54)
Transactions with affiliates, net	14,844	13,958	(6,720)	(22,082)	—

Cash provided by (used in) financing activities	14,790	13,958	(6,720)	(22,082)	(54)

Increase (decrease) in cash and cash equivalents	2,833	—	28	(137)	2,724
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$2,911	—	$44	$17	$2,972

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
     In 2009, we expect U.S. power generation to decline approximately more than 4.0% due to weaker domestic and international economic conditions. We also expect U.S. coal consumption to decline in 2009 in response to reduced consumption for electricity generation, lower metallurgical coal demand resulting from global steel production cuts and increased use of natural gas by some electric generation facilities. As a result of these market pressures, coupled with continued geological challenges, cost pressures, regulatory hurdles and limited access to capital, we expect coal production and capital spending levels across the domestic coal industry will be curtailed. Due to weakening demand in response to challenging domestic economic conditions, we have decreased our estimates of the amount of coal we plan to sell in 2009. In addition, we have decreased our expected capital expenditures for 2009 and have established other process improvement initiatives and cost containment programs.
     Results of Operations
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Summary. Our results during the first quarter of 2009 when compared to the first quarter of 2008 were influenced primarily by lower sales volumes due to weak market conditions and an increase in production costs.

     Revenues. The following table summarizes information about coal sales during the three months ended March 31, 2009 and compares it with the information for the three months ended March 31, 2008:

	Three Months Ended March 31		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$416,250	$437,209	$(20,959)	(4.8)%
Tons sold	26,256	30,185	(3,929)	(13.0)%
Coal sales realization per ton sold	$15.85	$14.48	$1.37	9.5%
     Coal sales decreased in the first quarter of 2009 from the first quarter of 2008 due to lower sales volumes in both segments partially offset by the effect of higher price realizations in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” below.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2009 and compares them with the information for the three months ended March 31, 2008:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$361,372	$336,723	$(24,649)	(7.3)%
Depreciation, depletion and amortization	38,237	39,656	1,419	3.6
Selling, general and administrative expenses	9,828	7,557	(2,271)	(30.1)
Other operating income, net	(949)	(951)	(2)	(0.2)

	$408,488	$382,985	$(25,503)	(6.7)%

     Cost of coal sales. Our cost of coal sales increased in the first quarter of 2009 from the first quarter of 2008 due to higher spending in both operating segments. We have provided more information about our operating segments under the heading “Operating segment results” below.
     Depreciation, depletion and amortization. When compared with the first quarter of 2008, lower depreciation and amortization costs in the first quarter of 2009 is primarily from lower depletion costs resulting from lower production levels.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2009 and compares it with information for the three months ended March 31, 2008:

	Three Months Ended March 31		Increase (Decrease)
	2009	2008	$	%

Powder River Basin
Tons sold (in thousands)	22,357	25,151	(2,794)	(11.1)%
Coal sales realization per ton sold (1)	$13.00	$10.90	$2.10	19.3%
Operating margin per ton sold (2)	$1.11	$1.11	$—	N/A

Western Bituminous
Tons sold (in thousands)	3,899	5,034	(1,135)	(22.5)%
Coal sales realization per ton sold (1)	$28.09	$26.74	$1.35	5.1%
Operating margin per ton sold (2)\	$(2.10)	$6.59	$(8.69)	(131.9)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended March 31, 2009, transportation costs per ton were $0.21 for the Powder River Basin and $2.92 for the Western Bituminous region. Transportation costs per ton for the three months ended March 31, 2008 were $0.06 for the Powder River Basin and $5.34 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

     Powder River Basin — The decrease in sales volume in the Powder River Basin in the first quarter of 2009 when compared with the first quarter of 2008 is due to our production cutbacks in response to weak market conditions. We idled one dragline in the fourth quarter of 2008 at the Black Thunder mine and have since announced plans to idle another dragline in May 2009. Increases in sales prices during the first quarter of 2009 when compared with the first quarter of 2008 primarily reflect higher pricing on contracts committed during periods of higher prices in 2008, partially offset by the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the first quarter of 2009 were flat over the first quarter of 2008 due to an increase in per-ton costs, which partially offset the contribution from higher sales prices. The increase in per-ton costs resulted primarily from the effect of spreading fixed costs over lower production levels and higher labor costs, repairs and maintenance costs and sales-sensitive costs.
     Western Bituminous — In the Western Bituminous region, in addition to our production cutbacks in response to weakened coal markets, sales volume decreased during the first quarter of 2009 when compared with the first quarter of 2008 due primarily to a roof fall in January 2009 at the West Elk mining complex in Colorado that halted production for 10 days. Higher sales prices during the first quarter of 2009 when compared to the first quarter of 2008 were the result of higher contract pricing that was achieved after the roll off of lower-priced legacy contracts in 2008, partially offset by adverse quality adjustments attributable to the coal produced from the West Elk complex in the first quarter of 2009. Geologic conditions encountered after the transition to the new coal seam at the West Elk mining complex have increased the ash content of the coal produced. We expect these conditions to continue into the second quarter of 2009 and it is possible that these geologic conditions may impact our coal quality intermittently in the future. We are exploring long-term solutions to deal with these conditions, including the possibility of constructing a small preparation plant at the mine. Higher sales prices were offset by higher per-ton operating costs, resulting in a decrease in operating margin per ton sold. Higher per-ton operating costs resulted from the lower production levels and the West Elk geology issues, as well as higher labor, supplies and repair and maintenance costs.
     Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2009 and compares it with the information for the three months ended March 31, 2008:

	Three Months Ended March 31		Decrease in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(17,518)	$(17,475)	$(43)	(0.3)%
Interest income	11,800	21,845	(10,045)	(46.0)%

	$(5,718)	$4,370	$(10,088)	(230.8)%

     Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The impact of a lower rate of discount on receivables sold to Arch Coal was offset by a decrease in interest costs capitalized.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.
Liquidity and Capital Resources
     Credit crisis and economic environment
     The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; and the cost and availability of insurance and financial surety programs, among others. At this point in time, however, our liquidity has not been materially affected. While we expect that our ability to issue commercial paper will continue to be affected by the current credit markets, we believe we have sufficient liquidity, as supported by Arch Coal’s credit facilities, to satisfy working capital requirements and fund capital expenditures, if needed. Management will continue to closely monitor our liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.

     Liquidity and capital resources
     Our primary sources of cash include sales of our coal production to customers, our commercial paper program and debt related to significant transactions. Excluding any significant acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations and, if necessary, cash from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. The receivable balance earns interest from Arch Coal at the prime interest rate. We are also party to Arch Coal’s accounts receivable securitization program. Under the program, we sell our receivables to a subsidiary of Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.
     We believe that cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms generally greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.
     We had commercial paper outstanding of $32.9 million at March 31, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a revolving credit facility that is subject to renewal annually with a maturity date of April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that our cash from operations is sufficient to satisfy our liquidity needs.
     During the first quarter of 2009, we sold $385.1 million of trade accounts receivable to Arch Coal under the accounts receivable securitization program at a discount of $1.0 million.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The senior notes are guaranteed by certain of our subsidiaries and are secured by our intercompany note to Arch Coal. The indenture under which the senior notes were issued contains certain restrictive covenants that limit our ability to, among other things, incur additional debt, sell or transfer assets and make certain investments.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$35,517	$110,161
Investing activities	(5,048)	(107,383)
Financing activities	(32,735)	(54)
     Cash provided by operating activities decreased $74.6 million in the first three months of 2009 compared to the first three months of 2008, primarily as a result of a decrease in our profitability in the first quarter of 2009.
     Cash used in investing activities for the first three months of 2009 was $102.3 million less than was used in investing activities for the first three months of 2008. Our capital expenditures were $49.9 million during the first three months of 2009, $48.6 million less than we spent during the first three months of 2008. During the first three months of 2009 we spent approximately $11.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $30.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During the first three months of 2008 we spent approximately $25.0 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $55.0 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008. In 2009, we also received reimbursement of $3.2 million of deposits that we made to purchase equipment that we subsequently leased. In addition, the receivable from Arch Coal decreased approximately $41.6 million in the first three months of 2009 compared with a $9.0 million increase in the first three months of 2008.
     Cash used in financing activities was $32.7 million more during the first three months of 2009 compared to first three months of 2008, primarily the result of net payments made on commercial paper.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no other material changes in our exposure to market risk since December 31, 2008.
Item 4T. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
     You should see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008 for more information about some of the proceedings and litigation in which we are involved.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
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
May 13, 2009