Form 10-Q
period 2009-06-30
ARCH WESTERN RESOURCES LLC
filed 2009-08-14
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 14, 2009, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

ii

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
		(unaudited)
Revenues
Coal sales	$360,806	$459,953	$777,056	$897,162

Costs, expenses and other
Cost of coal sales	320,295	359,126	681,667	695,849
Depreciation, depletion and amortization	36,361	37,870	74,598	77,526
Selling, general and administrative expenses	7,240	9,333	17,068	16,890
Other operating income, net	(922)	(1,169)	(1,871)	(2,120)

	362,974	405,160	771,462	788,145

Income (loss) from operations	(2,168)	54,793	5,594	109,017

Interest income (expense), net:
Interest expense	(15,831)	(16,107)	(33,349)	(33,582)
Interest income, primarily from Arch Coal, Inc.	11,566	18,154	23,366	39,999

	(4,265)	2,047	(9,983)	6,417

Net income (loss)	$(6,433)	$56,840	$(4,389)	$115,434

Net income (loss) attributable to redeemable membership interest	$(35)	$274	(42)	548
Net income (loss) attributable to non-redeemable membership interest	$(6,398)	$56,566	$(4,347)	$114,886
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,617	$2,851
Receivables	2,528	2,930
Inventories	152,831	133,726
Other	22,818	21,617

Total current assets	185,794	161,124

Property, plant and equipment, net	1,378,606	1,391,841

Other assets:
Receivable from Arch Coal, Inc.	1,467,606	1,528,068
Other	14,996	24,051

Total other assets	1,482,602	1,552,119

Total assets	$3,047,002	$3,105,084

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable	$78,197	$113,611
Accrued expenses	130,669	134,540
Commercial paper	38,744	65,671

Total current liabilities	247,610	313,822

Long-term debt	955,465	956,148
Asset retirement obligations	237,458	227,397
Accrued postretirement benefits other than pension	39,370	37,491
Accrued pension benefits	37,517	36,616
Accrued workers’ compensation	3,757	3,681
Other noncurrent liabilities	25,590	25,551

Total liabilities	1,546,767	1,600,706

Redeemable membership interest	8,844	8,765
Non-redeemable membership interest	1,491,391	1,495,613

Total liabilities and membership interests	$3,047,002	$3,105,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30
	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(4,389)	$115,434
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	74,598	77,526
Net gain on dispositions of property, plant and equipment	(30)	(337)
Changes in:
Receivables	402	1,688
Inventories	(19,105)	7,146
Accounts payable and accrued expenses	(18,600)	11,946
Other	22,823	17,823

Cash provided by operating activities	55,699	231,226

INVESTING ACTIVITIES
Capital expenditures	(85,377)	(171,380)
Change in receivable from Arch Coal, Inc.	60,464	(86,119)
Proceeds from dispositions of property, plant and equipment	30	379
Additions to prepaid royalties	(2,207)	—
Reimbursement of deposits on equipment	3,209	2,455

Cash used in investing activities	(23,881)	(254,665)

FINANCING ACTIVITIES
Net proceeds from (repayments of) commercial paper	(26,927)	23,616
Debt financing costs	(125)	(219)

Cash provided by (used in) financing activities	(27,052)	23,397

Increase (decrease) in cash and cash equivalents	4,766	(42)
Cash and cash equivalents, beginning of period	2,851	248

Cash and cash equivalents, end of period	$7,617	$206

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
     The Company’s management evaluated the period from June 30, 2009 to August 14, 2009 for subsequent events requiring recognition or disclosure in the financial statements. No events that require recognition or disclosure in the financial statements were identified.
2. Accounting Policies
     New Accounting Pronouncements
     On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 requires that a noncontrolling interest (previously referred to as minority interest) be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. A noncontrolling interest is defined in Statement No. 160 as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent or a parent’s affiliates. Arch Coal owns a 35% interest in the Company’s subsidiary, Canyon Fuel Company, LLC (“Canyon Fuel”), which was previously presented as a minority interest. The adoption of Statement No. 160 resulted in Arch Coal’s interest in Canyon Fuel at December 31, 2008 of $195.4 million, which was previously presented as a minority interest, to be reflected as part of the non-redeemable membership interest on the accompanying condensed consolidated balance sheet. The income allocable to Arch Coal’s interest in Canyon Fuel was previously reported as a deduction in arriving at net income. As a result, net income in the accompanying condensed consolidated income statements is $2.0 million and $5.7 million higher for the three and six months ended June 30, 2008, respectively, under Statement No. 160 than was previously reported.
     In June 2009, Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement No. 165”) became effective. Statement No. 165 describes circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and requires disclosures related to those events. See Note 1, “Basis of Presentation” above for the subsequent events disclosure required by Statement No. 165.

3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
Coal	$38,550	$26,989
Repair parts and supplies, net of allowance	114,281	106,737

	$152,831	$133,726

4. Debt
     Economic conditions have impacted the Company’s ability to issue commercial paper up to the $100.0 million maximum aggregate principal amount of the program. The commercial paper placement program is supported by a line of credit that expires on April 30, 2010.
     At June 30, 2009 and December 31, 2008, the fair value of the Company’s debt, including amounts classified as current, was $905.6 million and $887.4 million, respectively.
5. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table details the components of comprehensive income (loss):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
		(In thousands)
Net income (loss)	$(6,433)	$56,840	$(4,389)	$115,434
Other comprehensive income:
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	375	22	293	160

Total comprehensive income (loss)	$(6,058)	$56,862	$(4,096)	$115,594

6. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At both June 30, 2009 and December 31, 2008, the receivable from Arch Coal was $1.5 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $11.6 million and $18.1 million for the three months ended June 30, 2009 and 2008, respectively, and $23.3 million and $39.9 million for the six months ended June 30, 2009 and 2008, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.
     The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime interest rate and days sales outstanding. During the three months ended June 30, 2009 and 2008, the Company sold $322.5 million and $430.8 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $0.8 million and $1.8 million, respectively. During the six months ended June 30, 2009 and 2008, the Company sold $707.6 million and $843.7 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $1.8 million and $4.1 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three month periods ended June 30, 2009 and 2008, the Company incurred production royalties of $9.9 million and $8.7 million, respectively, payable to Arch Coal under sublease agreements. For the six month periods ended June 30, 2009 and 2008, the Company incurred production royalties of $21.2 million and $17.8 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $7.2 million and $9.3 million for the three months ended June 30, 2009 and 2008, respectively, and $17.1 million and $16.9 million for the six months ended June 30, 2009 and 2008, respectively.
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
     Operating segment results for the three and six month periods ended June 30, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(In thousands)
Three months ended June 30, 2009
Coal sales	$248,785	$112,021	$—	$360,806
Income (loss) from operations	9,330	(4,265)	(7,233)	(2,168)
Depreciation, depletion and amortization	17,919	18,442	—	36,361
Capital expenditures	8,092	27,412	—	35,504

Three months ended June 30, 2008
Coal sales	$268,568	$191,385	$—	$459,953
Income (loss) from operations	20,262	44,642	(10,111)	54,793
Depreciation, depletion and amortization	18,125	19,745	—	37,870
Capital expenditures	38,385	34,500	—	72,885

Six months ended June 30, 2009
Coal sales	$544,095	$232,961	$—	$777,056
Income (loss) from operations	34,722	(11,302)	(17,826)	5,594
Total assets	1,880,823	2,070,520	(904,341)	3,047,002
Depreciation, depletion and amortization	36,745	37,853	—	74,598
Capital expenditures	41,871	43,506	—	85,377

Six months ended June 30, 2008
Coal sales	$544,256	$352,906	$—	$897,162
Income (loss) from operations	49,049	78,603	(18,635)	109,017
Total assets	1,763,537	2,032,949	(779,158)	3,017,328
Depreciation, depletion and amortization	36,348	41,178	—	77,526
Capital expenditures	76,562	94,818	—	171,380
     A reconciliation of segment income (loss) from operations to consolidated net income (loss) follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
		(In thousands)
Income (loss) from operations	$(2,168)	$54,793	$5,594	$109,017
Interest expense	(15,831)	(16,107)	(33,349)	(33,582)
Interest income	11,566	18,154	23,366	39,999

Net income (loss)	$(6,433)	$56,840	$(4,389)	$115,434

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$283,203	$77,603	$—	$360,806
Cost of coal sales	30	—	258,283	62,604	(622)	320,295
Depreciation, depletion and amortization	—	—	24,030	12,331	—	36,361
Selling, general and administrative expenses	7,240	—	—	—	—	7,240
Other operating income, net	(63)	—	(571)	(910)	622	(922)

	7,207	—	281,742	74,025	—	362,974
Income from investment in subsidiaries	6,060	—	—	—	(6,060)	—

Income (loss) from operations	(1,147)	—	1,461	3,578	(6,060)	(2,168)

Interest expense	(16,807)	(16,004)	1,151	(203)	16,032	(15,831)
Interest income	11,521	16,032	2	43	(16,032)	11,566

	(5,286)	28	1,153	(160)	—	(4,265)

Net income (loss)	$(6,433)	$28	$2,614	$3,418	$(6,060)	$(6,433)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$352,248	$107,705	$—	$459,953
Cost of coal sales	824	—	272,046	86,747	(491)	359,126
Depreciation, depletion and amortization	—	—	23,429	14,441	—	37,870
Selling, general and administrative expenses	9,333	—	—	—	—	9,333
Other operating income, net	(46)	—	(889)	(725)	491	(1,169)

	10,111	—	294,586	100,463	—	405,160
Income from investment in subsidiaries	67,366	—	—	—	(67,366)	—

Income from operations	57,255	—	57,662	7,242	(67,366)	54,793

Interest expense	(18,290)	(13,254)	(171)	(424)	16,032	(16,107)
Interest income	17,875	16,032	54	225	(16,032)	18,154

	(415)	2,778	(117)	(199)	—	2,047

Net income	$56,840	$2,778	$57,545	$7,043	$(67,366)	$56,840

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2009
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$609,147	$167,909	$—	$777,056
Cost of coal sales	864	—	547,285	134,985	(1,467)	681,667
Depreciation, depletion and amortization	—	—	48,977	25,621	—	74,598
Selling, general and administrative expenses	17,068	—	—	—	—	17,068
Other operating income, net	(132)	—	(1,212)	(1,994)	1,467	(1,871)

	17,800	—	595,050	158,612	—	771,462
Income from investment in subsidiaries	24,139	—	—	—	(24,139)	—

Income from operations	6,339	—	14,097	9,297	(24,139)	5,594

Interest expense	(33,902)	(32,037)	982	(455)	32,063	(33,349)
Interest income	23,174	32,063	29	163	(32,063)	23,366

	(10,728)	26	1,011	(292)	—	(9,983)

Net income (loss)	$(4,389)	$26	$15,108	$9,005	$(24,139)	$(4,389)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$692,382	$204,780	$—	$897,162
Cost of coal sales	1,822	—	538,567	156,582	(1,122)	695,849
Depreciation, depletion and amortization	—	—	46,169	31,357	—	77,526
Selling, general and administrative expenses	16,890	—	—	—	—	16,890
Other operating income, net	(77)	—	(1,664)	(1,501)	1,122	(2,120)

	18,635	—	583,072	186,438	—	788,145
Income from investment in subsidiaries	131,832	—	—	—	(131,832)	—

Income from operations	113,197	—	109,310	18,342	(131,832)	109,017

Interest expense	(37,072)	(27,411)	(276)	(886)	32,063	(33,582)
Interest income	39,309	32,063	142	548	(32,063)	39,999

	2,237	4,652	(134)	(338)	—	6,417

Net income	$115,434	$4,652	$109,176	$18,004	$(131,832)	$115,434

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$7,489	$—	$61	$67	$—	$7,617
Receivables	565	—	1,399	564	—	2,528
Inventories	—	—	113,305	39,526	—	152,831
Other	6,226	2,146	5,453	8,993	—	22,818

Total current assets	14,280	2,146	120,218	49,150	—	185,794

Property, plant and equipment, net	—	—	1,062,707	315,899	—	1,378,606

Investment in subsidiaries	2,376,858	—	—	—	(2,376,858)	—
Receivable from Arch Coal	1,441,642	—	—	25,964	—	1,467,606
Intercompanies	(2,267,630)	993,470	1,106,492	167,668	—	—
Other	1,414	6,399	2,783	4,400	—	14,996

Total other assets	1,552,284	999,869	1,109,275	198,032	(2,376,858)	1,482,602

Total assets	$1,566,564	$1,002,015	$2,292,200	$563,081	$(2,376,858)	$3,047,002

Accounts payable	$1,874	$—	$60,571	$15,752	$—	$78,197
Accrued expenses	3,692	32,063	85,966	8,948	—	130,669
Commercial paper	38,744	—	—	—	—	38,744

Total current liabilities	44,310	32,063	146,537	24,700	—	247,610

Long-term debt	—	955,465	—	—	—	955,465
Asset retirement obligations	—	—	223,873	13,585	—	237,458
Accrued postretirement benefits other than pension	8,827	—	18,374	12,169	—	39,370
Accrued pension benefits	13,040	—	19,364	5,113	—	37,517
Accrued workers’ compensation	(1,350)	—	1,123	3,984	—	3,757
Other noncurrent liabilities	1,502	—	24,072	16	—	25,590

Total liabilities	66,329	987,528	433,343	59,567	—	1,546,767

Redeemable membership interest	8,844	—	—	—	—	8,844
Non-redeemable membership interest	1,491,391	14,487	1,858,857	503,514	(2,376,858)	1,491,391

Total liabilities and membership interests	$1,566,564	$1,002,015	$2,292,200	$563,081	$(2,376,858)	$3,047,002

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,690	$—	$84	$77	$—	$2,851
Receivables	1,250	—	1,138	542	—	2,930
Inventories	—	—	102,216	31,510	—	133,726
Other	10,330	2,154	4,669	4,464	—	21,617

Total current assets	14,270	2,154	108,107	36,593	—	161,124

Property, plant and equipment, net	—	—	1,065,064	326,777	—	1,391,841

Investment in subsidiaries	2,362,717	—	—	—	(2,362,717)	—
Receivable from Arch Coal	1,498,201	—	—	29,867	—	1,528,068
Intercompanies	(2,238,175)	993,048	1,090,674	154,453	—	—
Other	700	7,471	11,474	4,406	—	24,051

Total other assets	1,623,443	1,000,519	1,102,148	188,726	(2,362,717)	1,552,119

Total assets	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

Accounts payable	$7,167	$—	$88,938	$17,506	$—	$113,611
Accrued expenses	4,293	32,063	90,605	7,579	—	134,540
Commercial paper	65,671	—	—	—	—	65,671

Total current liabilities	77,131	32,063	179,543	25,085	—	313,822

Long-term debt	—	956,148	—	—	—	956,148
Asset retirement obligations	—	—	214,388	13,009	—	227,397
Accrued postretirement benefits other than pension	23,492	—	2,485	11,514	—	37,491
Accrued pension benefits	32,671	—	—	3,945	—	36,616
Accrued workers’ compensation	(1,045)	—	642	4,084	—	3,681
Other noncurrent liabilities	1,086	—	24,465	—	—	25,551

Total liabilities	133,335	988,211	421,523	57,637	—	1,600,706

Redeemable membership interest	8,765	—	—	—	—	8,765
Non-redeemable membership interest	1,495,613	14,462	1,853,796	494,459	(2,362,717)	1,495,613

Total liabilities and membership interests	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(54,165)	$422	$85,110	$24,332	$55,699
Investing Activities
Capital expenditures	—	—	(70,322)	(15,055)	(85,377)
Change in receivable from Arch Coal	56,561	—	—	3,903	60,464
Proceeds from dispositions of property, plant and equipment	—	—	5	25	30
Additions to prepaid royalties	—	—	(2,207)	—	(2,207)
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	56,561	—	(69,315)	(11,127)	(23,881)

Financing Activities

Net payments on commercial paper	(26,927)	—	—	—	(26,927)
Debt financing costs	(125)	—	—	—	(125)
Transactions with affiliates, net	29,455	(422)	(15,818)	(13,215)	—

Cash provided by (used in) financing activities	2,403	(422)	(15,818)	(13,215)	(27,052)

Increase (decrease) in cash and cash equivalents	4,799	—	(23)	(10)	4,766
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$7,489	$—	$61	$67	$7,617

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by operating activities	$49,042	$5,049	$116,216	$60,919	$231,226
Investing Activities
Capital expenditures	—	—	(160,219)	(11,161)	(171,380)
Increase in receivable from Arch Coal	(81,770)	—	(112)	(4,237)	(86,119)
Proceeds from dispositions of property, plant and equipment	—	—	356	23	379
Reimbursement of deposits on equipment	—	—	2,455	—	2,455

Cash used in investing activities	(81,770)	—	(157,520)	(15,375)	(254,665)

Financing Activities
Net proceeds from commercial paper	23,616	—	—	—	23,616
Debt financing costs	(219)	—	—	—	(219)
Transactions with affiliates, net	9,291	(5,049)	41,306	(45,548)	—

Cash provided by (used in) financing activities	32,688	(5,049)	41,306	(45,548)	23,397

Increase (decrease) in cash and cash equivalents	(40)	—	2	(4)	(42)
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$38	$—	$18	$150	$206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and under Part III, Item 1A of this report.
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
     We estimate that year-to-date U.S. power generation has declined approximately 4.2% through the third week of July 2009 in response to weak domestic and international economic conditions. U.S. coal consumption has declined significantly, primarily as a result of weak industrial demand in geographic regions that traditionally rely more heavily on coal-fueled electricity generation caused by the current U.S. economic recession. As a result of these market pressures, coupled with continued geological challenges in certain regions, cost pressures, regulatory hurdles and limited access to capital, we expect that coal production and capital spending across the domestic coal industry have been, and will continue to be, curtailed. In response to weakened demand caused by challenging domestic and international economic conditions, we have curtailed production in both operating regions. In the Powder River Basin, we idled a second dragline and associated equipment in the second quarter of 2009. In the Western Bituminous region, we reduced production at our West Elk mine in response to declining demand from power generation and industrial customers for Western Bituminous coal and elevated levels of lower-quality, mid-ash coal currently being produced at the mine resulting from intermittent sandstone intrusions. As a result of the curtailment, we have laid off 61 employees, discontinued the use of 38 contractors and plan to reduce production by more than 2.5 million tons at the West Elk mining complex in 2009.
     Results of Operations
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Summary. Our results during the second quarter of 2009 when compared to the second quarter of 2008 were influenced primarily by lower sales volumes due to weak market conditions and more production days spent in longwall moves.

     Revenues. The following table summarizes information about coal sales during the three months ended June 30, 2009 and compares it with the information for the three months ended June 30, 2008:

	Three Months Ended June 30		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$360,806	$459,953	$(99,147)	(21.6)%
Tons sold	23,649	29,692	(6,043)	(20.4)%
Coal sales realization per ton sold	$15.26	$15.49	$(0.23)	(1.5)%
     Coal sales decreased in the second quarter of 2009 from the second quarter of 2008 due to lower sales volumes in both segments and the effect of the regional sales mix. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” below.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2009 and compares them with the information for the three months ended June 30, 2008:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$320,295	$359,126	$38,831	10.8%
Depreciation, depletion and amortization	36,361	37,870	1,509	4.0
Selling, general and administrative expenses	7,240	9,333	2,093	22.4
Other operating income, net	(922)	(1,169)	(247)	(21.1)

	$362,974	$405,160	$42,186	10.4%

     Cost of coal sales. Our cost of coal sales decreased in the second quarter of 2009 from the second quarter of 2008 due primarily to the lower sales volumes in both operating segments. We have provided more information about our operating segments’ sales and profitability under the heading “Operating segment results” below.
     Depreciation, depletion and amortization. When compared with the second quarter of 2008, lower depreciation, depletion and amortization costs in the second quarter of 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Operating segment results. The following table shows results by operating segment for the three months ended June 30, 2009 and compares it with information for the three months ended June 30, 2008:

	Three Months Ended June 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	20,176	24,077	(3,901)	(16.2)%
Coal sales realization per ton sold (1)	$12.28	$11.12	$1.16	10.4%
Operating margin per ton sold (2)	$0.43	$0.81	$(0.38)	(46.9)%

Western Bituminous
Tons sold (in thousands)	3,473	5,615	(2,142)	(38.1)%
Coal sales realization per ton sold (1)	$29.93	$29.93	$—	—%
Operating margin per ton sold (2)	$(1.51)	$7.78	$(9.29)	(119.4)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended June 30, 2009, transportation costs per ton were $0.05 for the Powder River Basin and $2.32 for the Western Bituminous region. For the three months ended June 30, 2008, transportation costs were $0.03 for the Powder River Basin and $4.16 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

     Powder River Basin — The decrease in sales volume in the Powder River Basin in the second quarter of 2009 when compared with the second quarter of 2008 is due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with related equipment. Increases in sales prices during the second quarter of 2009 when compared with the second quarter of 2008 primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the second quarter of 2009 decreased from the second quarter of 2008 due to an increase in per-ton costs, which more than offset the contribution from higher sales prices. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels.
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in the second quarter of 2009 than in the second quarter of 2008 due to more production days spent in longwall moves in 2009 as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins in the second quarter of 2009 were the result of the West Elk quality issues and lower production levels.
    Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2009 and compares it with the information for the three months ended June 30, 2008:

			Increase (Decrease) in Net
	Three Months Ended June 30		Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(15,831)	$(16,107)	$276	1.7%
Interest income	11,566	18,154	(6,588)	(36.3)%

	$(4,265)	$2,047	$(6,312)	(308.4)%

    Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper.
    Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Summary. Our results during the first half of 2009 when compared to the first half of 2008 were influenced primarily by lower sales volumes due to weak market conditions and more production days spent in longwall moves.
     Revenues. The following table summarizes information about coal sales during the six months ended June 30, 2009 and compares it with the information for the six months ended June 30, 2008:

	Six Months Ended June 30		Decrease
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$777,056	$897,162	$(120,106)	(13.4)%
Tons sold	49,905	59,878	(9,973)	(16.7)%
Coal sales realization per ton sold	$15.57	$14.98	$0.59	3.9%
     Coal sales decreased in the first half of 2009 from the first half of 2008 due to lower sales volumes in both segments partially offset by the effect of higher price realizations in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading

“Operating segment results” below.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2009 and compares them with the information for the six months ended June 30, 2008:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$681,667	$695,849	$14,182	2.0%
Depreciation, depletion and amortization	74,598	77,526	2,928	3.8
Selling, general and administrative expenses	17,068	16,890	(178)	(1.1)
Other operating income, net	(1,871)	(2,120)	(249)	(11.7)

	$771,462	$788,145	$16,683	2.1%

     Cost of coal sales. Our cost of coal sales decreased in the first half of 2009 from the first half of 2008 due primarily to the lower sales volumes in both operating segments. We have provided more information about our operating segments’ sales and profitability under the heading “Operating segment results” below.
     Depreciation, depletion and amortization. When compared with the six months ended June 30, 2008, lower depreciation, depletion and amortization costs in the six months ended June 30, 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Operating segment results. The following table shows results by operating segment for the six months ended June 30, 2009 and compares it with information for the six months ended June 30, 2008:

	Six Months Ended June 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	42,533	49,229	(6,696)	(13.6)%
Coal sales realization per ton sold (3)	$12.66	$11.01	$1.65	15.0%
Operating margin per ton sold (4)	$0.79	$0.97	$(0.18)	(18.6)%

Western Bituminous
Tons sold (in thousands)	7,372	10,649	(3,277)	(30.8)%
Coal sales realization per ton sold (3)	$28.96	$28.42	$0.54	1.9%
Operating margin per ton sold (4)	$(1.82)	$7.22	$(9.04)	(125.2)%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the six months ended June 30, 2009, transportation costs per ton were $0.13 for the Powder River Basin and $2.64 for the Western Bituminous region. For the six months ended June 30, 2008, transportation costs were $0.04 for the Powder River Basin and $4.72 for the Western Bituminous region.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin —The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 is due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with related equipment. Increases in sales prices during 2009 when compared with 2008 primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in 2009 decreased from 2008 due to an increase in per-ton costs, which more than offset the contribution from higher sales prices. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels and higher labor, repairs and maintenance costs.
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in 2009 than in 2008 due to more production days spent in longwall moves in 2009 as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues at the mine, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins during the first half of 2009 were the result of the West Elk quality issues and the lower production levels.
     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2009 and compares it with the information for the six months ended June 30, 2008:

			Increase (Decrease) in Net
	Six Months Ended June 30		Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(33,349)	$(33,582)	$233	0.7%
Interest income	23,366	39,999	(16,633)	(41.6)%

	$(9,983)	$6,417	$(16,400)	(255.6)%

     Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.
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
     We had commercial paper outstanding of $38.7 million at June 30, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a revolving credit facility that is subject to renewal annually with a maturity date of April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that our cash from operations is sufficient to satisfy our liquidity needs.
     During the six months ended June 30, 2009, we sold $707.6 million of trade accounts receivable to Arch Coal at a total discount of $1.8 million.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$55,699	$231,226
Investing activities	(23,881)	(254,665)
Financing activities	(27,052)	23,397
     Cash provided by operating activities decreased $175.5 million in the first half of 2009 compared to the first half of 2008, primarily as a result of a decrease in our profitability in 2009.
     Cash used in investing activities for the first half of 2009 was $230.8 million less than was used in investing activities for the first half of 2008. Our capital expenditures were $85.4 million during the first half of 2009, $86.0 million less than we spent during the first half of 2008. During the first six months of 2009, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During the first six months of 2008, we spent approximately $60.0 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $85.0 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008. In addition, the receivable from Arch Coal decreased approximately $60.5 million in the first six months of 2009 compared with a $171.4 million increase in the first six months of 2008.
     Cash used in financing activities was $27.1 million during the first six months of 2009 compared to cash provided by financing activities of $23.4 million during the first six months of 2008, primarily the result of net payments made on commercial paper in 2009. During the first half of 2008, the maximum aggregate principal amount under the commercial paper program was increased from $75.0 million to $100.0 million. As discussed previously, the current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In addition to the other quantitative and qualitative disclosures about market risk contained in this report, you should see Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no other material changes in our exposure to market risk since December 31, 2008.

Item 4T. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Certain of our customers have deferred, and other customers may in the future seek to defer, contracted shipments of coal, which could affect our results of operations and liquidity.
     As the ongoing global economic recession has caused the price of, and demand for, coal to decline, certain of our thermal and metallurgical coal customers have delayed shipments, or requested deferrals, pursuant to our existing long-term coal supply agreements. Other customers similarly may seek to delay shipments or request deferrals under existing agreements. In the current economic environment, the spot market for coal may not provide an acceptable alternative to sell our uncommitted tons. We currently are evaluating customer deferrals and are in negotiations with a number of the customers that have made such requests. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all.
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

August 14, 2009