Form 10-Q
period 2009-09-30
ARCH WESTERN RESOURCES LLC
filed 2009-11-13
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          At November 13, 2009, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

ii

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(unaudited)
Revenues
Coal sales	$390,313	$440,718	$1,167,369	$1,337,880

Costs, expenses and other
Cost of coal sales	323,973	363,500	1,005,640	1,059,349
Depreciation, depletion and amortization	38,368	37,243	112,966	114,769
Selling, general and administrative expenses	12,654	5,391	29,722	22,281
Other operating income, net	(3,492)	(1,048)	(5,363)	(3,168)

	371,503	405,086	1,142,965	1,193,231

Income from operations	18,810	35,632	24,404	144,649

Interest income (expense), net:
Interest expense	(16,915)	(15,237)	(50,264)	(48,819)
Interest income, primarily from Arch Coal, Inc.	11,318	19,065	34,684	59,064

	(5,597)	3,828	(15,580)	10,245

Net income	$13,213	$39,460	$8,824	$154,894

Net income (loss) attributable to redeemable membership interest	$31	$179	(11)	727
Net income attributable to non-redeemable membership interest	$13,182	$39,281	$8,835	$154,167
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,242	$2,851
Receivables	4,936	2,930
Inventories	151,544	133,726
Other	14,219	21,617

Total current assets	173,941	161,124

Property, plant and equipment, net	1,361,555	1,391,841

Other assets:
Receivable from Arch Coal, Inc.	1,506,355	1,528,068
Other	14,707	24,051

Total other assets	1,521,062	1,552,119

Total assets	$3,056,558	$3,105,084

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$70,026	$113,611
Accrued expenses	114,935	134,540
Commercial paper	43,612	65,671

Total current liabilities	228,573	313,822

Long-term debt	955,123	956,148
Asset retirement obligations	241,882	227,397
Accrued postretirement benefits other than pension	25,974	37,491
Accrued pension benefits	36,617	36,616
Accrued workers’ compensation	4,261	3,681
Other noncurrent liabilities	36,319	25,551

Total liabilities	1,528,749	1,600,706

Redeemable membership interest	8,940	8,765

Non-redeemable membership interest	1,518,869	1,495,613

Total liabilities and membership interests	$3,056,558	$3,105,084

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30
	2009	2008
	(unaudited)
OPERATING ACTIVITIES
Net income	$8,824	$154,894
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	112,966	114,769
Net (gain) loss on dispositions of property, plant and equipment	225	(336)
Changes in:
Receivables	(2,006)	310
Inventories	(17,818)	18,492
Accounts payable and accrued expenses	(42,529)	3,236
Other	47,054	29,682

Cash provided by operating activities	106,716	321,047

INVESTING ACTIVITIES
Capital expenditures	(106,766)	(230,829)
Change in receivable from Arch Coal, Inc.	21,760	(110,791)
Proceeds from dispositions of property, plant and equipment	80	378
Additions to prepaid royalties	(2,409)	(200)
Reimbursement of deposits on equipment	3,209	2,697

Cash used in investing activities	(84,126)	(338,745)

FINANCING ACTIVITIES
Net proceeds from (repayments of) commercial paper	(22,059)	23,102
Debt financing costs	(140)	(233)

Cash provided by (used in) financing activities	(22,199)	22,869

Increase in cash and cash equivalents	391	5,171
Cash and cash equivalents, beginning of period	2,851	248

Cash and cash equivalents, end of period	$3,242	$5,419

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. The Company’s management evaluated the period from October 1, 2009 to November 13, 2009 for items requiring recognition or disclosure in the financial statements. These notes include disclosures of subsequent events to the extent necessary to keep the accompanying condensed consolidated financial statements from being misleading. Results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2008 included in Arch Western Resources, LLC’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
     New Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) has established the FASB Accounting Standards Codification ™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the United States for financial statements of interim and annual periods ending after September 15, 2009. References to authoritative accounting principles after the effective date will reference the Codification and not the previous accounting guidance.
     On January 1, 2009, the Company changed its presentation of noncontrolling interests in subsidiaries, pursuant to new guidance in the Consolidation topic of the Codification, which requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. A noncontrolling interest is defined in the new guidance as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent or a parent’s affiliates. Arch Coal owns a 35% interest in the Company’s subsidiary, Canyon Fuel Company, LLC (“Canyon Fuel”), which was previously presented as a minority interest. The change resulted in Arch Coal’s interest in Canyon Fuel at December 31, 2008 of $195.4 million, which was previously presented as a minority interest, to be reflected as part of the non-redeemable membership interest on the accompanying condensed consolidated balance sheet. The income allocable to Arch Coal’s interest in Canyon Fuel was previously reported as a deduction in arriving at net income. As a result, net income in the accompanying condensed consolidated income statements is $3.7 million and $9.5 million higher for the three and nine months ended September 30, 2008, respectively, than was previously reported.

3. Jacobs Ranch Acquisition
     On October 1, 2009, Arch Coal acquired all of the issued and outstanding membership interests of Jacobs Ranch Holdings I LLC, the parent of the Jacobs Ranch mining operation, including approximately 352 million tons of coal reserves adjacent to the Company’s Black Thunder mining complex. Arch Coal then contributed the acquired employees, inventories and supply parts, equipment and other personal property to the Company.
4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)
Coal	$41,409	$26,989
Repair parts and supplies, net of allowance	110,135	106,737

	$151,544	$133,726

5. Debt
     Economic conditions have impacted the Company’s ability to issue commercial paper up to the $100.0 million maximum aggregate principal amount of the program. The commercial paper placement program is supported by a line of credit that expires on April 30, 2010.
     At September 30, 2009 and December 31, 2008, the fair value of the Company’s debt, including amounts classified as current, was $978.2 million and $887.4 million, respectively.
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table details the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
Net income	$13,213	$39,460	$8,824	$154,894
Other comprehensive income:

Pension, postretirement and other post-employment benefits, net of adjustments reclassified to income	14,387	(318)	14,680	(158)

Total comprehensive income	$27,600	$39,142	$23,504	$154,736

7. Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At both September 30, 2009 and December 31, 2008, the receivable from Arch Coal was approximately $1.5 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $11.3 million and $19.0 million for the three months ended September 30, 2009 and 2008, respectively, and $34.6 million and $58.9 million for the nine months ended September 30, 2009 and 2008, respectively. The receivable is payable on demand by the Company; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.

     The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime interest rate and days sales outstanding. During the three months ended September 30, 2009 and 2008, the Company sold $315.8 million and $420.1 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $0.7 million and $1.6 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company sold $1.0 billion and $1.3 billion, respectively, of trade accounts receivable to Arch Coal at a total discount of $2.5 million and $5.8 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three month periods ended September 30, 2009 and 2008, the Company incurred production royalties of $10.1 million and $8.7 million, respectively, payable to Arch Coal under sublease agreements. For the nine month periods ended September 30, 2009 and 2008, the Company incurred production royalties of $31.3 million and $26.5 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts charged to the Company by Arch Coal were $12.7 million and $5.4 million for the three months ended September 30, 2009 and 2008, respectively, and $29.7 million and $22.3 million for the nine months ended September 30, 2009 and 2008, respectively. The intercompany charge for the three months ended September 30, 2009 includes costs incurred by Arch Coal during the nine months ended September 30, 2009 related to the acquisition of the Jacobs Ranch mining operation. The charge for these costs was concurrent with the antitrust clearance received from the Federal Trade Commission in the third quarter of 2009.
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
     Operating segment results for the three and nine month periods ended September 30, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2009
Coal sales	$242,022	$148,291	$—	$390,313
Income (loss) from operations	11,112	17,083	(9,385)	18,810
Depreciation, depletion and amortization	17,512	20,856	—	38,368
Capital expenditures	7,518	13,871	—	21,389

Three months ended September 30, 2008
Coal sales	$280,365	$160,353	$—	$440,718
Income (loss) from operations	16,254	22,788	(3,410)	35,632
Depreciation, depletion and amortization	19,132	18,111	—	37,243
Capital expenditures	29,432	30,017	—	59,449

Nine months ended September 30, 2009
Coal sales	$786,117	$381,252	$—	$1,167,369
Income (loss) from operations	45,834	5,781	(27,211)	24,404
Total assets	1,896,245	2,074,321	(914,008)	3,056,558
Depreciation, depletion and amortization	54,257	58,709	—	112,966
Capital expenditures	49,389	57,377	—	106,766

Nine months ended September 30, 2008
Coal sales	$824,621	$513,259	$—	$1,337,880
Income (loss) from operations	65,303	101,391	(22,045)	144,649
Total assets	1,798,793	2,049,686	(783,479)	3,065,000
Depreciation, depletion and amortization	55,481	59,288	—	114,769
Capital expenditures	105,994	124,835	—	230,829
     A reconciliation of segment income from operations to consolidated net income follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
Income from operations	$18,810	$35,632	$24,404	$144,649
Interest expense	(16,915)	(15,237)	(50,264)	(48,819)
Interest income	11,318	19,065	34,684	59,064

Net income	$13,213	$39,460	$8,824	$154,894

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended September 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$272,170	$118,143	$—	$390,313
Cost of coal sales	(220)	—	242,086	82,508	(401)	323,973
Depreciation, depletion and amortization	—	—	23,355	15,013	—	38,368
Selling, general and administrative expenses	12,654	—	—	—	—	12,654
Other operating income, net	(3,049)	—	(440)	(404)	401	(3,492)

	9,385	—	265,001	97,117	—	371,503

Income from investment in subsidiaries	28,064	—	—	—	(28,064)	—

Income from operations	18,679	—	7,169	21,026	(28,064)	18,810
Interest expense	(16,745)	(15,940)	1	(262)	16,031	(16,915)
Interest income	11,279	16,031	1	38	(16,031)	11,318

	(5,466)	91	2	(224)	—	(5,597)

Net income	$13,213	$91	$7,171	$20,802	$(28,064)	$13,213

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended September 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$323,277	$117,441	$—	$440,718
Cost of coal sales	(1,744)	—	274,979	90,965	(700)	363,500
Depreciation, depletion and amortization	—	—	22,270	14,973	—	37,243
Selling, general and administrative expenses	5,391	—	—	—	—	5,391
Other operating income, net	(237)	—	(431)	(1,080)	700	(1,048)

	3,410	—	296,818	104,858	—	405,086

Income from investment in subsidiaries	42,187	—	—	—	(42,187)	—

Income from operations	38,777	—	26,459	12,583	(42,187)	35,632
Interest expense	(18,069)	(12,616)	(117)	(466)	16,031	(15,237)
Interest income	18,752	16,031	54	259	(16,031)	19,065

	683	3,415	(63)	(207)	—	3,828

Net income	$39,460	$3,415	$26,396	$12,376	$(42,187)	$39,460

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Nine Months Ended September 30, 2009
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$881,317	$286,052	$—	$1,167,369
Cost of coal sales	644	—	789,371	217,493	(1,868)	1,005,640
Depreciation, depletion and amortization	—	—	72,332	40,634	—	112,966
Selling, general and administrative expenses	29,722	—	—	—	—	29,722
Other operating income, net	(3,181)	—	(1,652)	(2,398)	1,868	(5,363)

	27,185	—	860,051	255,729	—	1,142,965

Income from investment in subsidiaries	52,203	—	—	—	(52,203)	—

Income from operations	25,018	—	21,266	30,323	(52,203)	24,404
Interest expense	(50,647)	(47,977)	983	(717)	48,094	(50,264)
Interest income	34,453	48,094	30	201	(48,094)	34,684

	(16,194)	117	1,013	(516)	—	(15,580)

Net income	$8,824	$117	$22,279	$29,807	$(52,203)	$8,824

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Nine Months Ended September 30, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,015,659	$322,221	$—	$1,337,880
Cost of coal sales	78	—	813,546	247,547	(1,822)	1,059,349
Depreciation, depletion and amortization	—	—	68,439	46,330	—	114,769
Selling, general and administrative expenses	22,281	—	—	—	—	22,281
Other operating income, net	(314)	—	(2,095)	(2,581)	1,822	(3,168)

	22,045	—	879,890	291,296	—	1,193,231

Income from investment in subsidiaries	174,019	—	—	—	(174,019)	—

Income from operations	151,974	—	135,769	30,925	(174,019)	144,649
Interest expense	(55,141)	(40,027)	(393)	(1,352)	48,094	(48,819)
Interest income	58,061	48,094	196	807	(48,094)	59,064

	2,920	8,067	(197)	(545)	—	10,245

Net income	$154,894	$8,067	$135,572	$30,380	$(174,019)	$154,894

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$3,164	$—	$59	$19	$—	$3,242
Receivables	2,350	—	2,149	437	—	4,936
Inventories	—	—	114,648	36,896	—	151,544
Other	2,672	2,157	3,080	6,310	—	14,219

Total current assets	8,186	2,157	119,936	43,662	—	173,941

Property, plant and equipment, net	—	—	1,055,816	305,739	—	1,361,555

Investment in subsidiaries	2,417,020	—	—	—	(2,417,020)	—
Receivable from Arch Coal	1,473,876	—	—	32,479	—	1,506,355
Intercompanies	(2,304,197)	977,714	1,125,165	201,318	—	—
Other	1,626	5,862	2,669	4,550	—	14,707

Total other assets	1,588,325	983,576	1,127,834	238,347	(2,417,020)	1,521,062

Total assets	$1,596,511	$985,733	$2,303,586	$587,748	$(2,417,020)	$3,056,558

Accounts payable	$6,285	$—	$49,720	$14,021	$—	$70,026
Accrued expenses	1,426	16,031	84,404	13,074	—	114,935
Commercial paper	43,612	—	—	—	—	43,612

Total current liabilities	51,323	16,031	134,124	27,095	—	228,573

Long-term debt	—	955,123	—	—	—	955,123
Asset retirement obligations	—	—	228,011	13,871	—	241,882
Accrued postretirement benefits other than pension	6,289	—	12,117	7,568	—	25,974
Accrued pension benefits	10,674	—	20,247	5,696	—	36,617
Accrued workers’ compensation	(1,334)	—	1,357	4,238	—	4,261
Other noncurrent liabilities	1,750	—	34,544	25	—	36,319

Total liabilities	68,702	971,154	430,400	58,493	—	1,528,749

Redeemable membership interest	8,940	—	—	—	—	8,940
Non-redeemable membership interest	1,518,869	14,579	1,873,186	529,255	(2,417,020)	1,518,869

Total liabilities and membership interests	$1,596,511	$985,733	$2,303,586	$587,748	$(2,417,020)	$3,056,558

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,690	$—	$84	$77	$—	$2,851
Receivables	1,250	—	1,138	542	—	2,930
Inventories	—	—	102,216	31,510	—	133,726
Other	10,330	2,154	4,669	4,464	—	21,617

Total current assets	14,270	2,154	108,107	36,593	—	161,124

Property, plant and equipment, net	—	—	1,065,064	326,777	—	1,391,841

Investment in subsidiaries	2,362,717	—	—	—	(2,362,717)	—
Receivable from Arch Coal	1,498,201	—	—	29,867	—	1,528,068
Intercompanies	(2,238,175)	993,048	1,090,674	154,453	—	—
Other	700	7,471	11,474	4,406	—	24,051

Total other assets	1,623,443	1,000,519	1,102,148	188,726	(2,362,717)	1,552,119

Total assets	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

Accounts payable	$7,167	$—	$88,938	$17,506	$—	$113,611
Accrued expenses	4,293	32,063	90,605	7,579	—	134,540
Commercial paper	65,671	—	—	—	—	65,671

Total current liabilities	77,131	32,063	179,543	25,085	—	313,822

Long-term debt	—	956,148	—	—	—	956,148
Asset retirement obligations	—	—	214,388	13,009	—	227,397
Accrued postretirement benefits other than pension	23,492	—	2,485	11,514	—	37,491
Accrued pension benefits	32,671	—	—	3,945	—	36,616
Accrued workers’ compensation	(1,045)	—	642	4,084	—	3,681
Other noncurrent liabilities	1,086	—	24,465	—	—	25,551

Total liabilities	133,335	988,211	421,523	57,637	—	1,600,706

Redeemable membership interest	8,765	—	—	—	—	8,765
Non-redeemable membership interest	1,495,613	14,462	1,853,796	494,459	(2,362,717)	1,495,613

Total liabilities and membership interests	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(67,736)	$(15,319)	$120,076	$69,695	$106,716

Investing Activities
Capital expenditures	—	—	(86,665)	(20,101)	(106,766)
Change in receivable from Arch Coal	24,372	—	—	(2,612)	21,760
Proceeds from dispositions of property, plant and equipment	—	—	55	25	80
Additions to prepaid royalties	—	—	(2,209)	(200)	(2,409)
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	24,372	—	(85,610)	(22,888)	(84,126)

Financing Activities

Net payments on commercial paper	(22,059)	—	—	—	(22,059)
Debt financing costs	(125)	(15)	—	—	(140)
Transactions with affiliates, net	66,022	15,334	(34,491)	(46,865)	—

Cash provided by (used in) financing activities	43,838	15,319	(34,491)	(46,865)	(22,199)

Increase (decrease) in cash and cash equivalents	474	—	(25)	(58)	391
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$3,164	$—	$59	$19	$3,242

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(19,582)	$(7,369)	$140,658	$207,340	$321,047

Investing Activities
Capital expenditures	—	—	(105,994)	(124,835)	(230,829)
Increase in receivable from Arch Coal	(102,825)	—	(112)	(7,854)	(110,791)
Proceeds from dispositions of property, plant and equipment	—	—	355	23	378
Additions to prepaid royalties	—	—	—	(200)	(200)
Reimbursement of deposits on equipment	—	—	2,697	—	2,697

Cash provided by (used in) investing activities	(102,825)	—	(103,054)	(132,866)	(338,745)

Financing Activities
Net proceeds from commercial paper	23,102	—	—	—	23,102
Debt financing costs	(219)	(14)	—	—	(233)
Transactions with affiliates, net	104,773	7,383	(37,594)	(74,562)	—

Cash provided by (used in) financing activities	127,656	7,369	(37,594)	(74,562)	22,869

Increase (decrease) in cash and cash equivalents	5,249	—	10	(88)	5,171
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$5,327	$—	$26	$66	$5,419

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in the Quarterly Reports on Form 10-Q that we have filed during interim periods.
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
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region has a very low sulfur content and a low heat value compared to the other region in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes western Colorado, eastern Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically has a low sulfur content and varies in heat content.
     We estimate that 2009 year-to-date U.S. power generation has declined approximately 4% through the third week of October in response to weak domestic and international economic conditions, as well as an unseasonably mild summer in most of the U.S. U.S. coal consumption has declined significantly, primarily as a result of weak industrial demand in geographic regions that traditionally rely more heavily on coal-fueled electricity generation. As a result of these market pressures, coupled with continued geological challenges in certain regions, cost pressures, regulatory hurdles and limited access to capital, coal production and capital spending across the domestic coal industry have been curtailed. While coal demand in Asia has begun to rebound, which we expect will eventually fuel increasing demand in the U.S., we do not expect near-term improvements in domestic coal demand due to high inventory levels at coal-fueled power generators.
     In response to weakened demand caused by challenging domestic and international economic conditions, we have curtailed production in both operating regions. In the Powder River Basin, we idled a second dragline and associated equipment in the second quarter of 2009. In the Western Bituminous region, we reduced production at our West Elk mine in response to declining demand from power generation and industrial customers for Western Bituminous coal and elevated levels of lower-quality, mid-ash coal currently being produced at the mine resulting from intermittent sandstone intrusions. As a result of the curtailment, we laid off 61 employees and discontinued the use of 38 contractors in the second quarter of 2009.
     On October 1, 2009, Arch Coal consummated the previously announced purchase of the Jacobs Ranch mining operations, for a purchase price of $764.0 million, including approximately 352 million tons of coal reserves located adjacent to our Black Thunder mining complex. Arch Coal then contributed the acquired employees, inventories and supply parts, equipment and other personal property to us, which we expect to merge with our Black Thunder mining operations. We expect to achieve significant operating efficiencies by combining the two operations. Roughly one half of our estimated synergies represent operational cost savings, while others relate to administrative cost reductions as well as enhanced coal-blending optimization opportunities. We also plan to use one of the idled Black Thunder draglines on the new property, subject to permit approval.
     Results of Operations
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Summary. Our results during the third quarter of 2009 when compared to the third quarter of 2008 were influenced primarily by lower sales volumes due to weak market.
     Revenues. The following table summarizes information about coal sales during the three months ended September 30, 2009 and compares it with the information for the three months ended September 30, 2008:

	Three Months Ended September 30		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$390,313	$440,718	$(50,405)	(11.4)%
Tons sold	24,703	30,765	(6,062)	(19.7)%
Coal sales realization per ton sold	$15.80	$14.33	$1.47	10.3%
     Coal sales decreased in the third quarter of 2009 from the third quarter of 2008 due to lower sales volumes in both operating segments, partially offset by the impact of higher per-ton coal sales realizations in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” on page 18.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2009 and compares them with the information for the three months ended September 30, 2008:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$323,973	$363,500	$39,527	10.9%
Depreciation, depletion and amortization	38,368	37,243	(1,125)	(3.0)
Selling, general and administrative expenses	12,654	5,391	(7,263)	(134.7)
Other operating income, net	(3,492)	(1,048)	2,444	233.2

	$371,503	$405,086	$33,583	8.3%

     Cost of coal sales. Our cost of coal sales decreased in the third quarter of 2009 from the third quarter of 2008 due primarily to the lower sales volumes in both operating segments. We have provided more information about our operating segments’ sales and profitability under the heading “Operating segment results” on page 18.
     Depreciation, depletion and amortization. When compared with the third quarter of 2008, slightly higher depreciation and amortization costs in the third quarter of 2009 resulted primarily from the amortization of development costs related to the new seam at the West Elk mine where we commenced longwall production in the fourth quarter of 2008, partially offset by the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Costs charged during the three months ended September 30, 2009 include Arch Coal’s year-to-date costs related to the acquisition of the Jacobs Ranch mining complex. The charge was concurrent with the antitrust clearance received from the Federal Trade Commission in the third quarter of 2009.
     Other operating income, net. When compared with the third quarter of 2008, higher other net operating income in the third quarter of 2009 was the primarily the result of income from contract settlements.

     Operating segment results. The following table shows results by operating segment for the three months ended September 30, 2009 and compares it with information for the three months ended September 30, 2008:

	Three Months Ended September 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	20,142	25,658	(5,516)	(21.5)%
Coal sales realization per ton sold (1)	$11.84	$10.91	$0.93	8.5%
Operating margin per ton sold (2)	$0.53	$0.61	$(0.08)	(13.1)%

Western Bituminous
Tons sold (in thousands)	4,561	5,107	(546)	(10.7)%
Coal sales realization per ton sold (1)	$29.07	$26.80	$2.27	8.5%
Operating margin per ton sold (2)	$3.66	$4.27	$(0.61)	(14.3)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended September 30, 2009, transportation costs per ton were $0.18 for the Powder River Basin and $3.44 for the Western Bituminous region. For the three months ended September 30, 2008, transportation costs were $0.02 for the Powder River Basin and $4.60 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in the third quarter of 2009 when compared with the third quarter of 2008 was due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. Increases in sales prices during the third quarter of 2009 when compared with the third quarter of 2008 primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in the third quarter of 2009 decreased from the third quarter of 2008 due to an increase in per-ton costs, which offset the contribution from higher sales prices. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume.
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in the third quarter of 2009 than in the third quarter of 2008 due to weak market conditions, as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million. The beneficial impact of the roll-off of lower-priced legacy contracts in 2008 on our per-ton realizations was partially offset by the detrimental impact of selling coal with a higher ash content. Lower per-ton operating margins in the third quarter of 2009 were the result of the West Elk quality issues and lower production levels.
     Net interest income (expense). The following table summarizes our net interest income (expense) for the three months ended September 30, 2009 and compares it with the information for the three months ended September 30, 2008:

	Three Months Ended September 30		Decrease in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(16,915)	$(15,237)	$(1,678)	(11.0)%
Interest income	11,318	19,065	(7,747)	(40.6)

	$(5,597)	$3,828	$(9,425)	(246.2)%

     Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense in the quarter ended September 30, 2009 from the quarter ended September 30, 2008 resulted from a decrease in the amount of interest costs capitalized from $3.6 million in 2008 to $0.3 million in 2009. Partially offsetting the decrease in capitalized interest costs was a decrease in the discount on accounts receivable sold to Arch Coal, due to lower interest rates and a decrease in total receivables sold in the third quarter of 2009 compared to the third quarter of 2008.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Summary. Our results during the first nine months of 2009 when compared to the first nine months of 2008 were influenced primarily by lower sales volumes due to weak market conditions.
     Revenues. The following table summarizes information about coal sales during the nine months ended September 30, 2009 and compares it with the information for the nine months ended September 30, 2008:

	Nine Months Ended
	September 30		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,167,369	$1,337,880	$(170,511)	(12.7)%
Tons sold	74,608	90,643	(16,035)	(17.7)%
Coal sales realization per ton sold	$15.65	$14.76	$0.89	6.0%
     Coal sales decreased in the first nine months of 2009 from the first nine months of 2008 due to lower sales volumes in both segments, partially offset by the effect of higher price realizations in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” on page 20.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2009 and compares them with the information for the nine months ended September 30, 2008:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,005,640	$1,059,349	$53,709	5.1%
Depreciation, depletion and amortization	112,966	114,769	1,803	1.6
Selling, general and administrative expenses	29,722	22,281	(7,441)	(33.4)
Other operating income, net	(5,363)	(3,168)	2,195	69.3

	$1,142,965	$1,193,231	$50,266	4.2%

     Cost of coal sales. Our cost of coal sales decreased in the first nine months of 2009 from the first nine months of 2008 due primarily to the lower sales volumes in both operating segments. We have provided more information about our operating segments’ sales and profitability under the heading “Operating segment results” on page 20.
     Depreciation, depletion and amortization. When compared with the nine months ended September 30, 2008, slightly lower depreciation, depletion and amortization costs in the nine months ended September 30, 2009 resulted from the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method, partially offset by the amortization of development costs related to the new seam at the West Elk mine where we commenced longwall production in the fourth quarter of 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Costs allocated during the nine months ended September 30, 2009 include acquisition costs related to Arch Coal’s purchase of the Jacobs Ranch mining complex.
     Other operating income, net. When compared with the first nine months of 2008, higher other net operating income in the first nine months of 2009 was primarily the result of income from contract settlements.
     Operating segment results. The following table shows results by operating segment for the nine months ended September 30, 2009 and compares it with information for the nine months ended September 30, 2008:

	Nine Months Ended September 30		Increase (Decrease)
	2009	2008	$	%
Powder River Basin
Tons sold (in thousands)	62,675	74,887	(12,212)	(16.3)%
Coal sales realization per ton sold (3)	$12.39	$10.98	$1.41	12.8%
Operating margin per ton sold (4)	$0.70	$0.85	$(0.15)	(17.6)%

Western Bituminous
Tons sold (in thousands)	11,933	15,756	(3,823)	(24.3)%
Coal sales realization per ton sold (3)	$29.00	$27.90	$1.10	3.9%
Operating margin per ton sold (4)	$0.28	$6.26	$(5.98)	(95.5)%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the nine months ended September 30, 2009, transportation costs per ton were $0.15 for the Powder River Basin and $2.95 for the Western Bituminous region. For the nine months ended September 30, 2008, transportation costs were $0.03 for the Powder River Basin and $4.68 for the Western Bituminous region.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 is due to weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. Increases in sales prices during 2009 when compared with 2008, primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in 2009 were lower compared to 2008 due to an increase in per-ton costs, which offset the contribution from higher sales prices. The increase in per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels.
     Western Bituminous —In the Western Bituminous region, we sold fewer tons in 2009 than in the 2008 due to the weak market conditions as well as quality issues at the West Elk mining complex. We have encountered sandstone intrusions at the West Elk mining complex that have resulted in a higher ash content in the coal produced, and declining coal demand has had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we have reduced our production levels at the mine. To address any ongoing quality issues, we plan to build a preparation plant at the mine by mid-2010, with estimated capital costs of $25 million to $30 million. The beneficial impact of the roll-off of lower-priced legacy contracts in 2008 on our per-ton realizations was partially offset by the detrimental impact of selling coal with a higher ash content. Lower per-ton operating margins during 2009 were the result of the West Elk quality issues and the lower production levels.
     Net interest income (expense). The following table summarizes our net interest income (expense) for the nine months ended September 30, 2009 and compares it with the information for the nine months ended September 30, 2008:

	Nine Months Ended September 30		Decrease in Net Income
	2009	2008	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(50,264)	$(48,819)	$(1,445)	(3.0)%
Interest income	34,684	59,064	(24,380)	(41.3)

	$(15,580)	$10,245	$(25,825)	(252.1)%

     Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense in the nine months ended September 30, 2009 from the nine months ended September 30, 2008 resulted from a decrease in the amount of interest costs capitalized from $8.7 million in 2008 to $0.7 million in 2009. Partially offsetting the decrease in capitalized interest costs was a decrease in the discount on accounts receivable sold to Arch Coal, due to lower interest rates and a decrease in total receivables sold in 2009 compared to 2008.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded as a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.
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
     We had commercial paper outstanding of $43.6 million at September 30, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a revolving credit facility that is subject to renewal annually with a maturity date of April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that our cash from operations is sufficient to satisfy our liquidity needs.
     During the nine months ended September 30, 2009, we sold $1.0 billion of trade accounts receivable to Arch Coal at a total discount of $2.5 million.
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
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$106,716	$321,047
Investing activities	(84,126)	(338,745)
Financing activities	(22,199)	22,869
     The decrease in cash provided by operating activities in the first nine months of 2009 compared to the first nine months of 2008 was primarily the result of a decrease in our profitability in 2009 due to weak coal markets.
     Cash used in investing activities for the first nine months of 2009 was $254.6 million less than was used in investing activities for the first nine months of 2008. We spent $106.8 million on capital expenditures during the first nine months of 2009, $124.0 million less than we spent during the first nine months of 2008. During the first nine months of 2009, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During the first nine months of 2008, we spent approximately $78.4 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $101.2 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008. In addition, the receivable from Arch Coal decreased approximately $21.8 million in the first nine months of 2009 compared with a $110.8 million increase in the first nine months of 2008.
     Cash used in financing activities was $22.2 million during the first nine months of 2009 compared to cash provided by financing activities of $22.9 million during the first nine months of 2008, primarily the result of net payments made on commercial paper in 2009. During the first nine months of 2008, the maximum aggregate principal amount under the commercial paper program was increased from $75.0 million to $100.0 million, resulting in an increase in commercial paper issued. As discussed previously, the current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, resulting in a decrease in commercial paper issued during the nine months ended September 30, 2009.

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
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

November 13, 2009