Form 10-K
period 2009-12-31
ARCH WESTERN RESOURCES LLC
filed 2010-03-31
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Annual Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
Commission file number: 333-107569-03
Arch Western Resources, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1811130 (I.R.S. Employer Identification Number)

One CityPlace Drive, Ste. 300, St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (314) 994-2700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At March 22, 2010, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
     This document contains “forward-looking statements” — that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. We believe that the factors that could cause our actual results to differ materially include the factors that we describe under the heading “Risk Factors.” Those risks and uncertainties include but are not limited to the following:
•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, truck and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	the availability and cost of surety bonds;

•	terrorist attacks, military action or war;

•	environmental laws, including those directly affecting our coal mining operations and those affecting our customers’ coal usage;

•	our ability to obtain and renew mining permits;

•	future legislation and changes in regulations, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations; and

•	the existence of hazardous substances or other environmental contamination on property owned or used by us.
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

iii

PART I
ITEM 1. BUSINESS.
Introduction
     We are a subsidiary of Arch Coal, Inc., one of the largest coal producers in the United States. For the year ended December 31, 2009, we sold approximately 108 million tons of coal, fueling approximately 10.9% of all coal-based electricity generated in the United States. We sell substantially all of our coal to power plants and industrial facilities. At December 31, 2009, we operated seven active mines located in two of the three major low-sulfur coal-producing regions of the United States.
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
     Despite these and other regulations, we expect worldwide coal demand to increase over time, particularly in developing countries such as China and India where electricity demand is increasing much faster than in developed parts of the world. Although the global economic recession has had a significant impact on certain regions of the world, we expect worldwide energy demand to increase over the next 20 years. As a result of its availability, stability and affordability, we expect coal to satisfy a large portion of that demand.
     Domestically, we anticipate that production in certain regions, particularly the Central Appalachian region, will decrease over time as reserves are depleted and permitting becomes more challenging. We expect United States coal exports to increase in 2010, driven primarily by improving metallurgical coal demand. We also expect domestic coal consumption to increase over the intermediate and longer term. We believe that these trends collectively will exert upward pressure on coal pricing.
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
     On October 1, 2009, Arch Coal contributed to us the employees, inventories and supply parts, equipment and other personal property of the former Jacobs Ranch mining complex, which was adjacent to our Black Thunder mining operations. We immediately merged the contributed assets and related liabilities with our Black Thunder mining operations. We will lease the related coal reserves of approximately 345 million tons from a subsidiary of Arch Coal.
Coal Characteristics
     In general, end users characterize coal as steam coal or metallurgical coal. Heat value, sulfur, ash, moisture content, and volatility in the case of metallurgical coal, are important variables in the marketing and transportation of coal. These characteristics help producers determine the best end use of a particular type of coal. The following is a description of these general coal characteristics:
     Heat Value. In general, the carbon content of coal supplies most of its heating value, but other factors also influence the amount of energy it contains per unit of weight. The heat value of coal is commonly measured in Btus. Coal is generally classified into four categories, ranging from lignite through subbituminous and bituminous to anthracite, reflecting the progressive response of individual deposits of coal to increasing heat and pressure. Anthracite is coal with the highest carbon content and, therefore, the highest heat value, nearing 15,000 Btus per pound. Bituminous coal, used primarily to generate electricity and to make coke for the steel industry, has a heat value ranging between 10,500 and 15,500 Btus per pound. Subbituminous coal ranges from 8,300 to

13,000 Btus per pound and is generally used for electric power generation. Lignite coal is a geologically young coal which has the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.
     Sulfur Content. Federal and state environmental regulations, including regulations that limit the amount of sulfur dioxide that may be emitted as a result of combustion, have affected and may continue to affect the demand for certain types of coal. The sulfur content of coal can vary from seam to seam and within a single seam. The chemical composition and concentration of sulfur in coal affects the amount of sulfur dioxide produced in combustion. Coal-fueled power plants can comply with sulfur dioxide emission regulations by burning coal with low sulfur content, blending coals with various sulfur contents, purchasing emission allowances on the open market and/or using sulfur-dioxide emission reduction technology.
     All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 92% consist of compliance coal, while an additional 8% could be sold as low-sulfur coal.
     Ash. Ash is the inorganic residue remaining after the combustion of coal. As with sulfur, ash content varies from seam to seam. Ash content is an important characteristic of coal because it impacts boiler performance and electric generating plants must handle and dispose of ash following combustion. The composition of the ash, including the proportion of sodium oxide and fusion temperature, are important characteristics of coal and help determine the suitability of the coal to end users. The absence of ash is also important to the process by which metallurgical coal is transformed into coke for use in steel production.
     Moisture. Moisture content of coal varies by the type of coal, the region where it is mined and the location of the coal within a seam. In general, high moisture content decreases the heat value and increases the weight of the coal, thereby making it more expensive to transport. Moisture content in coal, on an as-sold basis, can range from approximately 2% to over 30% of the coal’s weight.
The Coal Industry
     Global Coal Supply and Demand. The upheaval in the global financial markets experienced in late 2008 spread to the global energy markets, affecting energy demand throughout 2009. According to the Energy Information Administration (EIA), global energy markets continue to adjust to highly uncertain conditions precipitated by the commodity (oil and other energy fuels) price collapse in 2008. Even as energy demand faltered and the world debated the effects of reliance on all forms of fossil fuels, coal remained (and remains) a major contributor to global energy supplies because of its availability, stability and affordability. According to the International Energy Agency (IEA), coal provided approximately 41.5% of the world’s electricity in 2007 and it is also used in producing approximately 70% of the world’s steel supply. Coal reserves can be found in almost every country in the world, and recoverable coal can be found in approximately 70 countries, and as such its distribution network is varied and economical, creating viable energy supply alternatives for developed and developing nations alike.
     Coal is traded worldwide and can be transported to demand centers by ship, rail, barge, and truck. Worldwide coal production approximated 6.3 billion tonnes in 2007 and 6.7 billion tonnes in 2008, according to the IEA. China remains the largest producer of coal in the world. It produced nearly 2.8 billion tonnes in 2008, according to the IEA, followed by the USA at approximately 1 billion tonnes and India at nearly 490 million tonnes. The National Bureau of Statistics of China reports that 2.7 billion tonnes of coal have been produced domestically through November of 2009. Historically, Australia has been the world’s largest coal exporter, exporting more than 252 million tonnes in 2008, according to the World Coal Institute (WCI). Indonesia, Russia, Colombia, and South Africa have also historically been significant exporters. Indonesia in particular has seen substantial growth in its coal exports in the last few years; however, its growing domestic energy demand may result in a decrease in exports as it moves toward greater self-sufficiency. China too has reduced its level of total exports as domestic requirements became paramount and has become a large net importer.
     International demand for coal continues to be driven by growth in electrical power generation capacity, most significantly in China and India going forward. China and India represented approximately 48% of total world coal consumption in 2006 and are expected to account for approximately 59% by 2030, according to the EIA. Increased international demand led to a substantial rise in the demand for coal exports from the United States during 2008 as the demand for coal for both power generation and steel production, coupled with supply issues around the globe, strained global coal supplies. The situation altered in 2009 as weakened global energy demand caused demand for U.S. export coal to decline. As global economic conditions improve and regions return to growth, we expect the demand for U.S. coal exports to rebound.
     U.S. Coal Consumption. In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Coal consumption in the United States increased from 398.1 million tons in 1960 to approximately 1.0 billion tons in 2009, according to the EIA’s Short Term Energy Outlook. In 2009, coal consumption in the U.S. was affected not only by lower total electricity generation but also by increases in generation from other electricity sources including natural gas and hydropower.

     The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual		Forecast			Annual Growth
Sector	2002	2009	2011	2020	2030	2009-2030
	(Tons, in millions)
Electric power	978	936	998	1,073	1,147	0.9%
Other industrial	61	47	51	53	52	0.5%
Coke plants	24	16	20	20	17	0.3%
Residential/commercial	4	3	3	3	3	0.4%
Coal-to-liquids	—	—	—	32	57	n/a

Total U.S. coal consumption	1,067	1,002	1,072	1,181	1,276	1.1%

Source:	EIA Annual Energy Outlook 2010 EIA Short Term Energy Outlook (February 2010)
     According to the EIA, coal accounted for approximately 45% of U.S. electricity generation in 2009, and based on projected 19% growth in electricity demand, coal consumption is projected to grow by more than 20% by 2030, reaching 1.2 billion tons. (These amounts assume no future federal or state carbon emissions legislation is enacted and do not take into account recent market conditions.) Historically, coal has been considerably less expensive than natural gas or oil.
     We estimate that the cost of generating electricity from coal is significantly lower than the cost of generating electricity from other fossil fuels. According to the EIA, the average delivered cost of coal to electric power generators for 2009 was $2.21/mm Btus, which was $7.16/mmBtu less expensive than petroleum liquids and $2.40/mmBtu lower than natural gas. Coal is also competitive with existing nuclear power generation, on a total cost per megawatt-hour basis. The production of electricity from existing hydroelectric facilities is inexpensive, but new sources are scarce and its application is limited by geography and susceptibility to seasonal and climatic conditions. In 2009, renewable power generation (excluding hydro), such as wind power and biomass, accounted for only 4% of all electricity generated in the United States and is currently not a reliable source for baseload electric power. The following chart shows the breakdown of U.S. electricity generation by energy source for 2009, according to the EIA:

Source:	EIA Short Term Energy Outlook (February 2010).
     The EIA has projected that approximately 108 gigawatts of new electricity capacity (net of retirements) will be needed between 2008 and 2030, with approximately 14% of the new capacity estimated to come from coal fueled generation. Because the EIA projections are based on factors and assumptions contained in its forecasts, actual amounts of new capacity may differ significantly from those estimates, and if they differ negatively, the amount of new electricity capacity needed may not grow as the EIA projects. The proposed plants or expansions are utilizing the full spectrum of technologies from pulverized coal and circulating fluidized bed, which permit coal to be more easily burned, to integrated gasification combined cycle (“IGCC”) units, which permit coal to be turned into a gasified product for the easier capture of carbon dioxide in the future. Many projects that are moving forward are being developed by municipal and regulated utilities due to their ability to recover costs, in addition to their prior experience with coal.
     The other major market for coal is the steel industry. Coal is essential for iron and steel production. According to the WCI, approximately 70% of all steel is produced from iron made in coal fired blast furnaces. The steel industry uses metallurgical coal, which is distinguishable from other types of coal by its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is generally higher than the price offered by power plants and industrial users for steam coal. Rapid economic expansion in China, India and other parts of Southeast Asia has significantly increased the demand for steel in recent years.
     Prices for oil and natural gas in the United States during 2009 fell from their record highs of the previous year due to the effects of the worldwide economic recession. Historically, volatile oil and gas prices and global energy security concerns have increased interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be refined further to produce transportation fuels, such as low- sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Currently, there are only a limited number of projects moving forward because of lower oil and natural gas prices.
     U.S. Coal Production. The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there is over 200 billion tons of recoverable coal in the U.S. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for approximately 200 years. Annual coal production in the United States has increased from 434 million tons in 1960 to approximately 1.0 billion tons in 2009 based on information provided by the Mine Safety and Health Administration.
     Coal is mined from coal fields throughout the United States, with the major production centers located in the western U.S., the Appalachian region and the Illinois Basin. The quality of coal varies by region. Heat value, sulfur content and suitability for production of metallurgical coke are important quality characteristics and are used to determine the best end use for the particular coal types.
     The western region includes, among other areas, the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from 408 million tons in 1994 to an estimated 629 million tons in 2009, as competitive mining costs and regulations limiting sulfur dioxide emissions have continued the increased demand for low-sulfur coal over this period. The Powder River Basin is located in northeastern Wyoming and southeastern Montana. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.
     The Appalachian region is divided into the north, central and southern Appalachian regions. According to the EIA, coal produced in the Appalachian region decreased from 445 million tons in 1994 to an estimated 342 million tons in 2009 primarily as a result of the depletion of economically attractive reserves, permitting issues and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a low sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a high sulfur content ranging from 0.8% to 4.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% — 3.0%.
     The Illinois basin includes Illinois, Indiana and western Kentucky and is the major coal production center in the interior region of the United States. According to the EIA, coal produced in the interior region decreased from 180 million tons in 1994 to 103 million tons in 2009. Coal from the Illinois basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a high sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois basin can generally be used by some electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. We anticipate that Illinois basin coal will play an increasingly vital role in the U.S. energy markets in future periods. Other coal-producing states in the interior region include Arkansas, Kansas, Louisiana, Mississippi, Missouri, North Dakota, Oklahoma and Texas.
     U.S. Coal Exports and Imports. Although down from the previous year, U.S. exports began to increase in the second half of 2009, supported by recovering global economies and continued growth in Chinese and Indian steel markets in particular. This is a trend we expect to continue. Because of this, we believe that the United States will continue to be an increasingly important swing supplier of coal to the global marketplace in the near term.
     Historically, coal imported from abroad has represented a relatively small share of total U.S. coal consumption, and this remained the case in 2009. According to the EIA, coal imports increased from 8.9 million tons in 1994 to approximately

22.8 million tons in 2009, which represented a fall from the 34 million tons imported in 2008. The drop was primarily related to the decline in demand for power generation as well as weaker domestic coal prices. Coal is imported into the United States primarily from Colombia, Indonesia and Venezuela. Imported coal generally serves coastal states along the Gulf of Mexico, such as Alabama and Florida, and states along the eastern seaboard. We do not expect import growth to be significant as more and more global coal will likely be directed to Asia.
Coal Mining Methods
     The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.
     Surface Mining. We use surface mining when coal is found close to the surface. In 2009, approximately 85% of the coal that we produced came from surface mining operations.
     Surface mining involves removing the topsoil then drilling and blasting the overburden (earth and rock covering the coal) with explosives. We then remove the overburden with heavy earth-moving equipment, such as draglines, power shovels, excavators and loaders. Once exposed, we drill, fracture and systematically remove the coal using haul trucks or conveyors to transport the coal to a loadout facility. We reclaim disturbed areas as part of our normal mining activities. After final coal removal, we use draglines, power shovels, excavators or loaders to backfill the remaining pits with the overburden removed at the beginning of the process. Once we have replaced the overburden and topsoil, we reestablish vegetation and plant life into the natural habitat and make other improvements that have local community and environmental benefits.
     The following diagram illustrates a typical dragline surface mining operation:
     Underground Mining. We use underground mining methods when coal is located deep beneath the surface. In 2009, approximately 15% of the coal that we produced came from underground mining operations.
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
     The following diagram illustrates a typical underground mining operation using longwall mining techniques:

     Coal Preparation and Blending. We generally crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay, and occurs in a wide range of particle sizes.
     Generally, the treatments employed at preparation plants depend on the size of the raw coal. For course material, the separation process relies on the difference in the density between coal and waste rock where, for the very fine fractions, the separation process relies on the difference in surface chemical properties between coal and the waste minerals. To remove impurities, raw coal is crushed and classified into various sizes. For the largest size fractions, dense media vessel separation techniques are used where coal is floated in a tank containing a liquid of a pre-determined specific gravity. Since coal is lighter than its impurities, it floats, and can be separated from rock and shale. Intermediate sized particles are treated with dense medium cyclones, in which a liquid is spun at high speeds to separate coal from rock. Fine coal is treated in spirals, in which the differences in density between coal and rock allow them, when suspended in water, to be separated. Ultra fine coal is recovered in column flotation cells utilizing the differences in surface chemistry between coal and rock. By injecting stable air bubbles through a suspension of ultra fine coal and rock, the coal particles adhere to the bubbles and rise to the surface of the column where they are removed. To minimize the moisture content in coal, most coal sizes are processed through centrifuges. A centrifuge spins coal very quickly, causing water accompanying the coal to separate.
     For more information about the locations of our preparation plants, you should see the section entitled “Our Mining Operations” below.
OUR MINING OPERATIONS
General
     At December 31, 2009, we operated seven active mines at seven mining complexes located in the United States. We have two reportable business segments, which are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2009, 2008 and 2007 contained in Note 17 — Segment Information to our consolidated financial statements beginning on page F-1.
     Our operations in the Powder River Basin are located in Wyoming and include two surface mining complexes (Black Thunder and Coal Creek). Our operations in the Western Bituminous region are located in southern Wyoming, Colorado and Utah and include four underground mining complexes (Dugout Canyon, Skyline, Sufco and West Elk) and one surface mining complex (Arch of Wyoming).
     In general, we have developed our mining complexes and preparation plants at strategic locations in close proximity to rail facilities. Coal is transported from our mining complexes to customers by means of railroads, trucks, barge lines, and ocean-going vessels from terminal facilities. We currently own or lease under long-term arrangements a substantial portion of the equipment utilized in our mining operations. We employ sophisticated preventative maintenance and rebuild programs and upgrade our equipment to ensure that it is productive, well-maintained and cost-competitive. Our maintenance programs also employ procedures designed to enhance the efficiencies of our operations.
     The following map shows the locations of our mining operations:
     The following table provides a summary of information regarding our active mining complexes at December 31, 2009, the total sales associated with these complexes for the years ended December 31, 2007, 2008 and 2009 and the total reserves associated with these complexes at December 31, 2009 . The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The information included below in the following table describes in more detail our mining operations, the coal mining methods used, certain characteristics of our coal and the method by which we transport coal from our mining operations to our customers or other third parties.

							Total Cost
							of Property,
							Plant and
							Equipment
		Mining		Tons Sold			at December 31,	Assigned
Mining Complex	Mines	Equipment	Railroad	2007	2008	2009	2009	Reserves
				(Million tons)			($ in millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	86.2	88.5	81.2	$996.6	1,521.6
Coal Creek	S	D, S	UP/BN	10.2	11.5	9.8	148.1	197.1
Western Bituminous:
Arch of Wyoming	S	L	UP	—	0.2	0.1	23.8	14.8
Dugout Canyon	U	LW, CM	UP	4.0	4.3	3.2	137.0	19.8
Skyline	U	LW, CM	UP	2.4	3.3	2.8	160.1	19.2
Sufco	U	LW, CM	UP	6.7	7.4	6.6	210.4	66.2
West Elk	U	LW, CM	UP	6.2	5.3	4.0	432.2	74.9

Totals				115.7	120.5	107.7	$2,108.2	1,913.6

S =	Surface mine

U =	Underground mine

D =	Dragline

L =	Loader/truck

S =	Shovel/truck

LW =	Longwall

CM =	Continuous miner

UP =	Union Pacific Railroad

BN =	Burlington Northern Santa Fe Railway

Powder River Basin
     Black Thunder. Black Thunder is a surface mining complex located on approximately 33,800 acres in Campbell County, Wyoming. The Black Thunder mining complex extracts steam coal from the Upper Wyodak and Main Wyodak seams. The Black Thunder mining complex shipped 81.2 million tons of coal in 2009.
     We control a significant portion of the coal reserves through leases with Arch Coal, as well as federal and state leases. The Black Thunder mining complex had approximately 1.5 billion tons of proven and probable reserves at December 31, 2009. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190.0 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
     The Black Thunder mining complex currently consists of seven active pit areas and three owned loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.
     Coal Creek. Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts steam coal from the Wyodak-R1 and Wyodak-R3 seams. The Coal Creek mining complex shipped 9.8 million tons of coal in 2009.
     We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 197 million tons of proven and probable reserves at December 31, 2009. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50.0 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2025 before annual output starts to significantly decline. One tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
     The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.
Western Bituminous
     Arch of Wyoming. Arch of Wyoming is a surface mining complex located in Carbon County, Wyoming. The Arch of Wyoming complex currently consists of one active surface mine and four inactive mines located on approximately 58,000 acres that are in the final process of reclamation and bond release. The Arch of Wyoming mining complex extracts coal from the Johnson seam. The Arch of Wyoming complex shipped 0.1 million tons of coal in 2009.
     We control a significant portion of the coal reserves associated with this complex through federal, state and private leases, as well as leases with Arch Coal. The active Arch of Wyoming mining operations had approximately 14.8 million tons of proven and probable reserves at December 31, 2009. The air quality permit for the active Arch of Wyoming mining operation allows for the mining of coal at a rate of 2.5 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2018 before annual output starts to significantly decline.
     The active Arch of Wyoming mining operations currently consist of one active pit area. We ship all of the coal raw to our customers via the Union Pacific railroad and by truck. We do not process the coal mined at this complex.
     Dugout Canyon. Dugout Canyon mine is an underground mining complex located on approximately 18,200 acres in Carbon County, Utah. The Dugout Canyon mining complex has extracted steam coal from the Rock Canyon and Gilson seams. The Dugout Canyon mining complex shipped 3.2 million tons of coal in 2009.
     We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 19.8 million tons of proven and probable reserves at December 31, 2009. The coal seam currently being mined will sustain current production levels until approximately mid-2012, at which point we will need to transition to another coal seam to continue mining.
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

     Skyline. Skyline is an underground mining complex located on approximately 12,400 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O’Conner A seam. The Skyline mining complex shipped 2.8 million tons of coal in 2009.
     We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 19.2 million tons of proven and probable reserves at December 31, 2009. The reserve area currently being mined will sustain current production levels through 2011, at which point we will need to transition to a new reserve area in order to continue mining.
     The Skyline complex currently consists of a longwall, a continuous miner section and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.
     Sufco. Sufco is an underground mining complex located on approximately 27,550 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha seam. The Sufco mining complex shipped 6.6 million tons of coal in 2009.
     We control a significant portion of the coal reserves through federal and state leases, as well as leases with Arch Coal. The Sufco mining complex had approximately 66.2 million tons of proven and probable reserves at December 31, 2009. The coal seam currently being mined will sustain current production levels through 2020, at which point we will need to transition to a new coal seam in order to continue mining.
     The Sufco complex currently consists of a longwall, three continuous miner sections and a loadout facility located approximately 80 miles from the mine. We ship all of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We do not process the coal mined at this complex. The loadout facility can load an 11,000-ton train in less than three hours.
     West Elk. West Elk is an underground mining complex located on approximately 17,900 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam. The West Elk mining complex shipped 4.0 million tons of coal in 2009.
     We control a significant portion of the coal reserves through federal leases, as well as leases with Arch Coal. The West Elk mining complex had approximately 74.9 million tons of proven and probable reserves at December 31, 2009. Without the addition of more coal reserves, the current reserves will sustain current production levels through 2019 before annual output starts to significantly decline.
     The West Elk complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. In 2009, we processed a small portion of the coal mined at this complex at a nearby preparation plant. In 2010, a new coal preparation plant with supporting coal handling facilities will be constructed to process coal at the West Elk mine site. The loadout facility can load an 11,000-ton train in less than three hours.
Sales, Marketing and Trading
     Overview. Coal prices are influenced by a number of factors and vary materially by region. As a result of these regional characteristics, prices of coal by product type within a given major coal producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, coal quality, transportation costs involved in moving coal from the mine to the point of use, mine operating costs and the costs and availability of alternative fuels, such as nuclear energy, natural gas and hydropower. For example, higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region
     The cost of coal at the mine is also influenced by geologic characteristics such as seam thickness, overburden ratios and depth of underground reserves. It is generally cheaper to mine coal seams that are thick and located close to the surface than to mine thin underground seams. Within a particular geographic region, underground mining, which is the primary mining method we use in the Western Bituminous region, is generally more expensive than surface mining, which is the mining method we use in the Powder River Basin and at one Western Bituminous mine. This is the case because of the higher capital costs, including costs for construction of extensive ventilation systems, and higher per unit labor costs due to lower productivity associated with underground mining.
     We rely on Arch Coal’s sales and marketing force, which is principally based in St. Louis, Missouri and consists of sales personnel, transportation and distribution personnel, quality control personnel and contract administration personnel, and we pay Arch Coal for the use of their sales and marketing force under a marketing services agreement.
     Customers. In 2009, we sold coal to domestic customers located in 29 different states. For the year ended December 31, 2009, we derived approximately 27% of our total coal revenues from sales to our three largest customers — Tennessee Valley Authority, Ameren Corporation and Pacificorp — and approximately 54% of our total coal revenues from sales to our 10 largest customers.

Long-Term Coal Supply Arrangements
     As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2009, we sold approximately 74% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one to 11 months and other contracts have terms longer than 10 years. At December 31, 2009, the average volume-weighted remaining term of our long-term contracts was approximately three years, with remaining terms ranging from one to eight years. At December 31, 2009, we had a sales backlog, including a backlog subject to price re-opener or extension provisions, of approximately 336.8 million tons.
     We typically sell coal to customers under long-term arrangements through a “request-for-proposal” process. The terms of our coal sales agreements result from competitive bidding and negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts generally contain provisions to adjust the base price due to new statutes, ordinances or regulations, such as the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act, that affect our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.
     Certain of our contracts contain price re-opener and index provisions that may allow a party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes between a specified range of prices. In a limited number of agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers. In addition, many of our contracts contain clauses which may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations that impact their operations.
     Quality and volumes for the coal are stipulated in coal sales agreements. In most cases, the annual pricing and volume obligations are fixed, although in some cases the volume specified may vary depending on the quality of the coal or the customer consumption requirements. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content, sulfur, ash and moisture content. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.
     Our coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers, during the duration of events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts generally provide that in the event a force majeure circumstance exceeds a certain time period the unaffected party may have the option to terminate the purchase or sale in whole or in part. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our coal sales agreements allow our customer to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.
     In most of our contracts we have a right of substitution, allowing us to provide coal from different mines, including third-party mines, as long as the replacement coal meets quality specifications and will be sold at the same equivalent delivered cost.
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
Competition
     The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., CONSOL Energy Inc., Massey Energy Company, Patriot Coal Corporation, Peabody Energy Corp. and Cloud Peak Energy. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate. As the price of domestic coal increases, we also compete with companies that produce coal from one or more foreign countries, such as Colombia, Indonesia and Venezuela.
     Additionally, coal competes with other fuels, such as natural gas, nuclear energy, hydropower and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, affect the overall demand for coal as a fuel.
Suppliers
     Principal supplies used in our business include petroleum-based fuels, explosives, tires, steel and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We use sole source suppliers for certain parts of our business such as explosives and fuel, and preferred suppliers for other parts at our business such as dragline and shovel parts and related services. We believe adequate substitute suppliers are available. For more information about our suppliers, you should see “Risk Factors — Increases in the costs of mining and other industrial supplies, including steel-based supplies, diesel fuel and rubber tires, or the inability to obtain a sufficient quantity of those supplies, could negatively affect our operating costs or disrupt or delay our production.”
Environmental and Other Regulatory Matters.
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
     In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines and $0.135 per ton of coal produced from underground mines. In 2009, we recorded $30.6 million of expense related to these reclamation fees.

     Surety Bonds. Mine operators are often required by federal and/or state laws, including SMCRA, to assure, usually through the use of surety bonds, payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. Although surety bonds are usually noncancelable during their term, many of these bonds are renewable on an annual basis.
     The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2009, we have self-bonded an aggregate of approximately $349.6 million and have posted an aggregate of approximately $119.6 million in surety bonds for reclamation purposes. In addition, we had approximately $34.2 million of surety bonds and letters of credit outstanding at December 31, 2009 to secure workers’ compensation coal lease and other obligations.
     Mine Safety and Health. Stringent safety and health standards have been imposed by federal legislation since Congress adopted the Mine Safety and Health Act of 1969. The Mine Safety and Health Act of 1977 significantly expanded the enforcement of safety and health standards and imposed comprehensive safety and health standards on all aspects of mining operations. In addition to federal regulatory programs, all of the states in which we operate also have programs aimed at improving mine safety and health. Collectively, federal and state safety and health regulation in the coal mining industry is among the most comprehensive and pervasive systems for the protection of employee health and safety affecting any segment of U.S. industry. In reaction to recent mine accidents, federal and state legislatures and regulatory authorities have increased scrutiny of mine safety matters and passed more stringent laws governing mining. For example, in 2006, Congress enacted the MINER Act. The MINER Act imposes additional obligations on coal operators including, among other things, the following:
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
     In 2008, the U.S. House of Representatives approved additional federal legislation which would have required new regulations on a variety of mine safety issues such as underground refuges, mine ventilation and communication systems. Although the U.S. Senate failed to pass that legislation, it is possible that similar legislation may be proposed in the future. Various states, including West Virginia, have also enacted new laws to address many of the same subjects. The costs of implementing these new safety and health regulations at the federal and state level have been, and will continue to be, substantial. In addition to the cost of implementation, there are increased penalties for violations which may also be substantial. Expanded enforcement has resulted in a proliferation of litigation regarding citations and orders issued as a result of the regulations.
     Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2009, we recorded $57.1 million of expense related to this excise tax.
     Clean Air Act. The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions is likely, such as EPA’s proposal published on December 8, 2009 to revise the national ambient air quality standard for oxides of sulfur and a similar proposal announced on January 6, 2010 for ozone. Regulation of additional emissions such as carbon dioxide or other greenhouse gases as proposed or determined by EPA on October 27, October 30 and December 15, 2009 may eventually be applied to stationary sources such as coal-fueled power plants and industrial boilers (see discussion of Climate Change, below). This application could eventually reduce the demand for coal.
     Clean Air Act requirements that may directly or indirectly affect our operations include the following:
•	Acid Rain. Title IV of the Clean Air Act, promulgated in 1990, imposed a two-phase reduction of sulfur dioxide emissions by electric utilities. Phase II became effective in 2000 and applies to all coal-fueled power plants with a capacity of more than 25-

megawatts. Generally, the affected power plants have sought to comply with these requirements by switching to lower sulfur fuels, installing pollution control devices, reducing electricity generating levels or purchasing or trading sulfur dioxide emissions allowances. Although we cannot accurately predict the future effect of this Clean Air Act provision on our operations, we believe that implementation of Phase II has been factored into the pricing of the coal market.

•	Particulate Matter. The Clean Air Act requires the U.S. Environmental Protection Agency, which we refer to as EPA, to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5). The EPA designated all or part of 225 counties in 20 states as well as the District of Columbia as non-attainment areas with respect to the PM2.5 NAAQS. Those designations have been challenged. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.

•	Ozone. Significant additional emission control expenditures will be required at coal-fueled power plants to meet the new NAAQS for ozone. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead. For example, in 2004, the EPA designated counties in 32 states as non-attainment areas under the then-current standard. These states had until June 2007 to develop plans, referred to as state implementation plans, or SIPs, for pollution control measures that allow them to comply with the standards. The EPA described the action that states must take to reduce ground-level ozone in a final rule promulgated in November 2005. The rule is still subject to judicial challenge, however, making its impact difficult to assess.

In addition, EPA announced on January 6, 2010 a proposal to adopt a new, more stringent primary ambient air quality standard for ozone and to change the way in which the secondary standard is calculated. Should these NAAQS withstand scrutiny, additional emission control expenditures will likely be required at coal-fueled power plants.

•	NOx SIP Call. The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program is designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.

•	Clean Air Interstate Rule. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative. The stringency of the cap may require some coal-fueled power plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low-sulfur coal at these plants and thereby potentially reduce market prices for low-sulfur coal. Emissions are permanently capped and cannot increase. In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. The result is that CAIR will be implemented and will remain in effect at least until the EPA responds to the remand which the agency predicts will take approximately two years.

•	Mercury. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule, which we refer to as CAMR, and remanded it to the EPA for reconsideration. The EPA is reviewing the court decision and evaluating its impacts. Before the court decision, some states had either adopted CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than CAMR. CAMR, as promulgated, would have permanently capped and reduced mercury emissions from coal-fueled power plants by establishing mercury emissions limits from new and existing coal-fueled power plants and creating a market-based cap-and-trade program that was expected to reduce nationwide emissions of mercury in two phases. Under CAMR, coal-fueled power plants would have had until 2010 to cut mercury emission levels from 48 tons to 38 tons a year and until 2018 to bring that level down to 15 tons, a 69% reduction. On December 24, 2009, the EPA announced that it had recommended to the Office of Management and Budget an Information Collection Request that would require all US power plants with coal or oil-fired generating units to submit emissions information. With this information the EPA intends to propose standards for all air toxic emissions, including mercury, for coal and oil-fired units by March 10, 2011. The EPA hopes to make these new standards final by November 16,

2011. Regardless of how the EPA responds on reconsideration or how states implement their state-specific mercury rules, rules imposing stricter limitations on mercury emissions from power plants will likely be promulgated and implemented. Any such rules may adversely affect the demand for coal.

•	Regional Haze. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. This program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

•	New Source Review. A number of pending regulatory changes and court actions will affect the scope of the EPA’s new source review program, which under certain circumstances requires existing coal-fueled power plants to install the more stringent air emissions control equipment required of new plants. The changes to the new source review program may impact demand for coal nationally, but as the final form of the requirements after their revision is not yet known, we are unable to predict the magnitude of the impact.
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
     Future regulation of greenhouse gases in the United States could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act, federal or state adoption of a greenhouse gas regulatory scheme, or otherwise. The U.S. Congress has considered various proposals to reduce greenhouse gas emissions, but to date, none have become law. In April 2007, the U.S. Supreme Court rendered its decision in Massachusetts v. EPA, finding that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from automobiles and can decide against regulation only if the EPA determines that carbon dioxide does not significantly contribute to climate change and does not endanger public health or the environment. On December 15, 2009, EPA published a formal determination that six greenhouse gases, including carbon dioxide and methane, endanger both the public health and welfare of current and future generations. In the same Federal Register rulemaking, EPA found that emission of greenhouse gases from new motor vehicles and their engines contribute to greenhouse gas pollution. Although Massachusetts v. EPA did not involve the EPA’s authority to regulate greenhouse gas emissions from stationary sources, such as coal-fueled power plants, the decision is likely to impact regulation of stationary sources.
     For example, a challenge in the U.S. Court of Appeals for the District of Columbia with respect to the EPA’s decision not to regulate greenhouse gas emissions from power plants and other stationary sources under the Clean Air Act’s new source performance standards was remanded to the EPA for further consideration in light of Massachusetts v. EPA. In June 2006, the U.S. Court of Appeals for the Second Circuit heard oral argument in a public nuisance action filed by eight states (Connecticut, Delaware, Maine, New Hampshire, New Jersey, New York, and Vermont) and New York City to curb carbon dioxide emissions from power plants. The parties have filed post-argument briefs on the impact of the Massachusetts v. EPA decision, and a decision is currently pending. In response to Massachusetts v. EPA, in July 2008, the EPA issued a notice of proposed rulemaking requesting public comment on the regulation of greenhouse gases. On October 27, 2009, the EPA announced how it will establish thresholds for phasing-in and regulating greenhouse gas emissions under various provisions of the Clean Air Act. Three days later, on October 30, 2009, the EPA published a final rule in the Federal Register that requires the reporting of greenhouse gas emissions from all sectors of the American economy, although reporting of emissions from underground coal mines and coal suppliers as originally proposed has been deferred pending further review. If as a result of these actions the EPA were to set emission limits for carbon dioxide from electric utilities or steel mills, the demand for coal could decrease.
     In the absence of federal legislation or regulation, many states and regions have adopted greenhouse gas initiatives. These state and regional climate change rules will likely require additional controls on coal-fueled power plants and industrial boilers and may even cause some users of coal to switch from coal to a lower carbon fuel. There can be no assurance at this time that a carbon dioxide cap and trade program, a carbon tax or other regulatory regime, if implemented by the states in which our customers operate or at the federal level, will not affect the future market for coal in those regions. The permitting of new coal-fueled power plants has also recently been contested by state regulators and environmental organizations based on concerns relating to greenhouse gas emissions. Increased efforts to control greenhouse gas emissions could result in reduced demand for coal.
     Clean Water Act. The federal Clean Water Act and corresponding state and local laws and regulations affect coal mining operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. The Clean Water Act provisions and associated state and federal regulations are complex and subject to amendments, legal challenges and changes in implementation. Recent court decisions and regulatory actions have created uncertainty over Clean Water Act jurisdiction and permitting requirements that could variously increase or decrease the cost and time we expend on Clean Water Act compliance.
     Clean Water Act requirements that may directly or indirectly affect our operations include the following:
•	Wastewater Discharge. Section 402 of the Clean Water Act creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System, which we refer to as the NPDES, or an equally stringent program delegated to a state regulatory agency. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, compliance costs and delays in coal production. In addition, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations. You should see Item 3 — Legal Proceedings for more information about certain regulatory actions pertaining to our operations.

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

The Clean Water Act also requires states to develop anti-degradation policies to ensure that non-impaired water bodies continue to meet water quality standards. The issuance and renewal of permits for the discharge of pollutants to waters that have been designated as “high quality” are subject to anti- degradation review that may increase the costs, time and difficulty associated with obtaining and complying with NPDES permits.
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
     Use of Explosives. Our surface mining operations are subject to numerous regulations relating to blasting activities. Pursuant to these regulations, we incur costs to design and implement blast schedules and to conduct pre-blast surveys and blast monitoring. In addition, the storage of explosives is subject to strict regulatory requirements established by four different federal regulatory agencies. For example, pursuant to a rule issued by the Department of Homeland Security in 2007, facilities in possession of chemicals of interest, including ammonium nitrate at certain threshold levels, must complete a screening review in order to help determine whether there is a high level of security risk such that a security vulnerability assessment and site security plan will be required.
     Other Environmental Laws. We are required to comply with numerous other federal, state and local environmental laws in addition to those previously discussed. These additional laws include, for example, the Safe Drinking Water Act, the Toxic Substance Control Act and the Emergency Planning and Community Right-to-Know Act.
Employees
     General. At March 22, 2010, we employed a total of approximately 3,000 persons. We believe that our relations with all employees are good.
Executive Officers
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. The following is a list of executive officers of Arch Coal, their ages as of February 22, 2010 and their positions and offices during the last five years:

Name	Age	Position
C. Henry Besten, Jr.	61	Mr. Besten has served as our Senior Vice President-Strategic Development since 2002.

John T. Drexler	40	Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as our Vice President-Finance and Accounting from March 2006 to April 2008. From March 2005 to March 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	52	Mr. Eaves has served as our President and Chief Operating Officer since April 2006. Mr. Eaves has also been a director since February 2006. From 2002 to April 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves also serves on the board of directors of ADA-ES, Inc. and CoaLogix.

Sheila B. Feldman	55	Ms. Feldman has served as our Vice President-Human Resources since 2003. From 1997 to 2003, Ms. Feldman was the Vice President-Human Resources and Public Affairs of Solutia Inc.

Robert G. Jones	53	Mr. Jones has served as our Senior Vice President-Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to August 2008.

Paul A. Lang	49	Mr. Lang has served as our Senior Vice President-Operations since December 2006. Mr. Lang served as President of Western Operations from July 2005 through December 2006 and President and General Manager of Thunder Basin Coal Company, L.L.C. from 1998 through July 2005.

Steven F. Leer	57	Mr. Leer has served as our Chairman and Chief Executive Officer since April 2006. Mr. Leer served as our President and Chief Executive Officer from 1992 to April 2006. Mr. Leer also serves on the board of directors of the Norfolk Southern Corporation, USG Corp., the Business Roundtable, the BRT, the University of the Pacific and Washington University and is past chairman of the Coal Industry Advisory Board. Mr. Leer is a past

Name	Age	Position
		chairman and continues to serve on the board of directors of the Center for Energy and Economic Development, the National Coal Council and the National Mining Association.

David B. Peugh	55	Mr. Peugh has served as our Vice President-Business Development since 1995.

Deck S. Slone	46	Mr. Slone has served as our Vice President-Government, Investor and Public Affairs since August 2008. Mr. Slone served as our Vice President-Investor Relations and Public Affairs from 2001 to August 2008.

David N. Warnecke	54	Mr. Warnecke has served as our Vice President-Marketing and Trading since August 2005. From June 2005 until March 2007, Mr. Warnecke served as President of our Arch Coal Sales Company, Inc. subsidiary, and from April 2004 until June 2005, Mr. Warnecke served as Executive Vice President of Arch Coal Sales Company, Inc. Prior to June 2004, Mr. Warnecke was Senior Vice President-Sales, Trading and Transportation of Arch Coal Sales Company, Inc.
Available Information
     We file annual, quarterly and current reports, and amendments to those reports, proxy statements and other information with the Securities and Exchange Commission. You may access and read our filings without charge through the SEC’s website, at sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.
     We also make the documents listed above available without charge through Arch Coal, Inc.’s website, archcoal.com, as soon as practicable after we file or furnish them with the SEC. You may also request copies of the documents, at no cost, by telephone at (314) 994-2700 or by mail at Arch Coal, Inc., One CityPlace Drive, Suite 300, St. Louis, Missouri, 63141 Attention: Vice President-Government, Investor and Public Affairs. The information on Arch Coal, Inc.’s website is not part of this Annual Report on Form 10-K.
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
     Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:
•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels, such as natural gas and oil, and alternative energy sources, such as nuclear, hydroelectric, wind biomass and solar power;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•	legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity, capacity and cost of transportation facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.

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
     As the ongoing global economic recession has caused the price of, and demand for, coal to decline, certain of our customers have delayed shipments, or requested deferrals, pursuant to our existing long-term coal supply agreements. Other customers similarly may seek to delay shipments or request deferrals under existing agreements. In the current economic environment, the spot market for coal may not provide an acceptable alternative to sell our uncommitted tons. We currently are evaluating customer deferrals and are in negotiations with a number of the customers that have made such requests. There is no assurance that we will be able to resolve existing and potential deferrals on favorable terms, or at all.
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
     In addition to competing with other coal producers, we compete generally with producers of other fuels, such as natural gas and oil. In recent periods, prices for competing fuels have been volatile. A decline in the price for these fuels could cause demand for coal to decrease and adversely affect the price of our coal. If alternative energy sources, such as wind or solar, become more cost-competitive on an overall basis, including capital expenditures and conversion, storage and transmission costs, demand for coal could decrease and the price of coal could be materially and adversely affected.
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
     In 2009, a significant percentage of the tons we sold were to domestic electric power generators. Domestic electric power generation accounted for approximately 92.7% of all U.S. coal consumption in 2007, according to the EIA. The amount of coal consumed for U.S. electric power generation is affected by, among other things:
•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind biomass and solar power; and

•	technological developments, including those related to alternative energy sources.
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
     Efficient coal mining using modern techniques and equipment requires skilled workers in multiple disciplines such as electricians, equipment operators, engineers and welders, among others. Because of the shortage of trained coal miners in recent years, we have occasionally operated certain facilities without full staff and have at times hired novice miners, who are required to be accompanied by experienced workers as a safety precaution. These measures have negatively affected our productivity and our operating costs. If we were to experience a shortage of skilled labor, our production may be negatively affected or our operating costs could increase.
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
     We continually seek to expand our operations and coal reserves through acquisitions of other businesses and assets, including leasehold interests. Certain risks, including those listed below, could cause us not to realize the benefits we expect to occur as a result of those acquisitions:
•	uncertainties in assessing the value, risks, profitability and liabilities (including environmental liabilities) associated with certain businesses or assets;

•	a requirement that we devote significant management attention and resources to integrating acquired businesses and assets;

•	the potential loss of key customers, management and employees of an acquired business;

•	the possibility that operating and financial synergies expected to result from an acquisition do not develop;

•	problems arising from the integration of an acquired business; and

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the rationale for a particular acquisition.
     Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate acquired businesses and assets successfully, this integration may not result in the realization for the full benefits of synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may not have discovered prior to acquiring them all known and unknown factors regarding acquired businesses or assets that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the acquisitions within our desired time frames, if at all.
The loss of, or significant reduction in, purchases by our largest customers could adversely affect our profitability.
     For the year ended December 31, 2009, we derived approximately 27% of our total coal revenues from sales to our three largest customers and approximately 54% of our total coal revenues from sales to our ten largest customers. We expect to renew, extend or enter into new long-term coal supply agreements with those and other customers. However, we may be unsuccessful in obtaining long-term coal supply agreements with those customers, and those customers may discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us as the terms under our current long-term coal supply agreements, our profitability could suffer significantly. We have limited protection during adverse economic conditions and may face economic penalties if we are unable to satisfy certain quality specifications under our long-term coal supply agreements.
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
     At December 31, 2009, we had consolidated indebtedness of approximately $1.0 billion. We also have significant lease and royalty obligations. Our ability to satisfy our debt, lease and royalty obligations, and our ability to refinance our indebtedness, will depend upon our future operating performance. Our ability to satisfy our financial obligations may be adversely affected if we incur additional indebtedness in the future. In addition, the amount of indebtedness we have incurred could have significant consequences to us, such as:
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
     Our access to funds under our financing arrangements is dependent on the ability of the financial institutions that are parties to those arrangements to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
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
Risks Related to Environmental, Other Regulations and Legislation
Extensive environmental regulations, including existing and potential future regulatory requirements relating to air emissions, affect our customers and could reduce the demand for coal as a fuel source and cause coal prices and sales of our coal to materially decline.
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
     You should see “Environmental and Other Regulatory Matters” for more information about the various governmental regulations affecting us.
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
     Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of costly emission control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low-sulfur coal or switch to other fuels. Reductions in mercury emissions required by certain states will likely require some power plants to install new equipment at substantial cost, or discourage the use of certain coals containing higher levels of mercury. Recent and new proposals calling for reductions in emissions of carbon dioxide and other greenhouse gases could significantly increase the cost of operating existing coal-fueled power plants and could inhibit construction of new coal-fueled power plants. Existing or proposed legislation focusing on emissions enacted by the United States or individual states could make coal a less attractive fuel alternative for our customers and could impose a tax or fee on the producer of the coal. If our customers decrease the volume of coal they purchase from us or switch to alternative fuels as a result of existing or future environmental regulations aimed at reducing emissions, our operations and financial results could be adversely impacted.
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
     New legislation or administrative regulations or new judicial interpretations or administrative enforcement of existing laws and regulations, including proposals related to the protection of the environment that would further regulate and tax the coal industry, may also require us to change operations significantly or incur increased costs. Such changes could have a material adverse effect on our financial condition and results of operations. You should see the section entitled “Environmental and Other Regulatory Matters” for more information about the various governmental regulations affecting us.
If the assumptions underlying our estimates of reclamation and mine closure obligations are inaccurate, our costs could be greater than anticipated.
     SMCRA and counterpart state laws and regulations establish operational, reclamation and closure standards for all aspects of surface mining, as well as most aspects of underground mining. We base our estimates of reclamation and mine closure liabilities on permit requirements, engineering studies and our engineering expertise related to these requirements. Our management and engineers periodically review these estimates. The estimates can change significantly if actual costs vary from our original assumptions or if governmental regulations change significantly. We are required to record new obligations as liabilities at fair value under generally accepted accounting principles. In estimating fair value, we considered the estimated current costs of reclamation and mine closure and applied inflation rates and a third-party profit, as required. The third-party profit is an estimate of the approximate markup that would be charged by contractors for work performed on our behalf. The resulting estimated reclamation and mine closure obligations could change significantly if actual amounts change significantly from our assumptions, which could have a material adverse effect on our results of operations and financial condition.
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
     We maintain extensive coal refuse areas and slurry impoundments at a number of our mining complexes. Such areas and impoundments are subject to extensive regulation. Slurry impoundments have been known to fail, releasing large volumes of coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for fines and penalties.
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
Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, or result in litigation.
     The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes may include changes in: accounting standards; taxation requirements; and competition laws. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

     In particular, mining companies are entitled a tax deduction for percentage depletion, which may allow for depletion deductions in excess of the basis in the mineral reserves. The deduction is currently being reviewed by the federal government for repeal. If repealed, it could have a material impact on our financial position and future tax payments.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
Our Properties
General
     At December 31, 2009, we owned or controlled primarily through long-term leases approximately 107,800 acres of coal land in Wyoming, 98,900 acres of coal land in Utah, 21,800 acres of coal land in New Mexico and 18,500 acres of coal land in Colorado. We lease a significant portion of our coal land from Arch Coal. Arch Coal leases a portion of that property from the federal government and from various state governments. Certain of our loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining loadout facilities are located on property owned by Arch Coal or for which we have a special use permit.
Our Coal Reserves
     We estimate that we owned or controlled approximately 3.0 billion tons of proven and probable recoverable reserves at December 31, 2009. The Company had approximately 1.3 billion tons of reserves under lease with Arch Coal at December 31, 2009. Our coal reserve estimates at December 31, 2009 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.
     Our coal reserve estimates include reserves that can be economically and legally extracted or produced at the time of their determination. In determining whether our reserves meet this standard, we take into account, among other things, our potential inability to obtain a mining permit, the possible necessity of revising a mining plan, changes in estimated future costs, changes in future cash flows caused by changes in costs required to be incurred to meet regulatory requirements and obtaining mining permits, variations in quantity and quality of coal, and varying levels of demand and their effects on selling prices. We use various assumptions in preparing our estimates of our coal reserves. You should see “Inaccuracies in our estimates of our coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs” contained under the heading “Risk Factors.”
     The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2009:
Total Assigned Reserves
(Tons in millions)

	Total
	Assigned			Sulfur Content						Mining Method		Past Reserve
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control			Under-	Estimates
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground	2007	2008
Wyoming	1,733	1,703	30	1,626	107	—	8,832	1,720	13	1,733	—	1,549	1,476
Utah	105	61	44	97	8	—	11,415	103	2	—	105	103	89
Colorado	75	59	16	75	—	—	11,341	75	—	—	75	79	71
Total	1,913	1,823	90	1,798	115	—	9,072	1,898	15	1,733	180	1,731	1,636

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.
Total Unassigned Reserves
(Tons in millions)

	Total
	Unassigned			Sulfur Content
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	Underground
Wyoming	498	406	92	449	49	—	9,557	405	93	323	175
Utah	66	17	49	32	34	—	11,436	66	—	—	66

	Total
	Unassigned			Sulfur Content
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	Underground
Colorado	30	24	6	28	2	—	11,458	30	—	—	30
Total	594	447	147	509	85	—	9,862	501	93	323	271

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.
     Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 92% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 8% could be sold as low-sulfur coal.
     The carrying cost of our coal reserves at December 31, 2009 was $0.4 billion.
Reserve Acquisition Process
     A significant portion of the coal we control in the western United States was acquired by Arch Coal through the LBA process. Under this process, before a mining company can obtain new coal reserves, the coal tract must be nominated for lease, and the company must win the lease through a competitive bidding process. The LBA process can last anywhere from two to five years from the time the coal tract is nominated to the time a final bid is accepted by the BLM. After the LBA is awarded, the company then conducts the necessary testing to determine what amount can be classified as reserves.
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
     After the environmental analysis or environmental impact statement has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale. The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis. Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM. The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA. Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor. The bids are opened at the lease sale. If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published. The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted. The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease. If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or environmental impact statement, and the winning bidder will bear those costs. Coal won through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. In addition, small coal tracts adjacent to existing LBAs may be added through an agreed upon lease modification with the BLM. Once the BLM has issued a lease, the company must also complete the permitting process before it can mine the coal. You should see the section entitled “Environmental and Other Regulatory Matters.”
     Most of the federal coal leases governing the property we control have an initial term of 20 years and are renewable for subsequent 10-year periods and for so long thereafter as coal is produced in commercial quantities. These leases require diligent development within the first ten years of the lease award with a required coal extraction of 1.0% of the total coal under the lease by the end of that 10-year period. At the end of the 10-year development period, the lessee is required to maintain continuous operations, as defined in the applicable leasing regulations. In certain cases a lessee may combine contiguous leases into a logical mining unit, which we refer to as an LMU. This allows the production of coal from any of the leases within the LMU to be used to meet the continuous operation requirements for the entire LMU. Some of our mines are also subject to coal leases with applicable state regulatory agencies and have different terms and conditions that we must adhere to in a similar way to our federal leases. Under these federal and state leases, if the leased coal is not diligently developed during the initial 10-year development period or if certain other terms of the leases are not complied with, including the requirement to produce a minimum quantity of coal or pay a minimum production royalty, if applicable, the BLM or the applicable state regulatory agency can terminate the lease prior to the expiration of its term.
Title to Coal Property
     Title to coal properties held by lessors or grantors to us and our subsidiaries and the boundaries of properties are normally verified at the time of leasing or acquisition. However, in cases involving less significant properties and consistent with industry practices, title and boundaries are not completely verified until such time as our independent operating subsidiaries prepare to mine such reserves. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected. You should see “A defect in title or the loss of a leasehold interest in certain property could limit our ability to mine our coal reserves or result in significant unanticipated costs” contained under the heading “Risk Factors” for more information.
     At December 31, 2009, approximately 3.3% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.
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
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no market for our common equity.
ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2009	2008	2007	2006	2005
	(1)			(2) (3)	(2) (4)
	(Amounts in thousands, except per ton data)
Statement of Operations Data:
Coal sales revenue	$1,651,389	$1,758,008	$1,541,066	$1,491,362	$1,126,742
Income from operations	39,310	180,392	197,271	314,263	186,061
Net income (5)	18,276	188,705	221,661	315,915	156,063

Balance Sheet Data:
Cash and cash equivalents	$6,819	$2,851	$248	$186	$152
Receivable from Arch Coal, Inc.	1,541,243	1,528,068	1,427,833	1,152,102	869,056
Total assets	3,307,913	3,105,084	2,852,187	2,557,772	2,215,376
Total debt	1,004,234	1,021,819	1,032,473	958,881	960,247
Redeemable membership interests	8,962	8,765	8,000	6,934	5,647
Non-redeemable membership interests (5)	1,706,710	1,495,613	1,330,202	1,097,067	811,415

Cash Flow Data:
Cash provided by operating activities	$178,119	$396,582	$324,764	$539,666	$225,798
Depreciation, depletion and amortization	159,755	155,400	136,927	119,014	109,292
Amortization of acquired sales contracts, net	19,623	(705)	(1,633)	(10,742)	(10,945)

	Year Ended December 31
	2009	2008	2007	2006	2005
	(1)			(2) (3)	(2) (4)
	(Amounts in thousands, except per ton data)
Capital expenditures	125,454	286,607	147,423	260,368	108,600
Operating Data:
Tons sold	107,649	120,361	115,743	113,759	105,796
Tons produced	108,213	119,494	115,841	114,928	106,554
Average sales price per ton	$15.34	$14.61	$13.31	$13.11	$10.65

(1)	On October 1, 2009, Arch Coal contributed to us the employees, inventories and supply parts, equipment and other personal property of the former Jacobs Ranch mining complex, which was adjacent to our Black Thunder mining operations. We immediately merged the contributed assets and related liabilities with our Black Thunder mining operations. We will lease the related coal reserves of approximately 345 million tons from a subsidiary of Arch Coal.

(2)	On October 27, 2005, we conducted a precautionary evacuation of our West Elk mine after we detected elevated readings of combustion-related gases in an area of the mine where we had completed mining activities but had not yet removed final longwall equipment. We estimate that the idling resulted in $30.0 million of lost profits during the first quarter of 2006, in addition to the effect of the idling and fire-fighting costs incurred during the fourth quarter of 2005 of $33.3 million. We recognized insurance recoveries related to the event of $41.9 million during the year ended December 31, 2006.

(3)	On January 1, 2006, we adopted the provisions of Emerging Issues Task Force Issue No. 04-6, Accounting for Stripping Costs in the Mining Industry. The cumulative effect of adoption was to reduce inventory by $37.6 million and deferred development cost by $2.0 million with a corresponding decrease to membership interests.

(4)	On December 30, 2005, we sold to Peabody Energy Corporation a rail spur, rail loadout and an idle office complex located in the Powder River Basin, for a purchase price of $79.6 million. As a result of the transaction, we recognized a gain of $43.3 million.

(5)	On January 1, 2009, the Company changed its presentation of noncontrolling interests in subsidiaries, pursuant to new accounting guidance, which requires that amount of net income attributable to a noncontrolling interest (previously referred to as a minority interest) be included in consolidated net income. Arch Coal owns a 35% interest in the Company’s subsidiary, Canyon Fuel Company, LLC (“Canyon Fuel”), which was previously presented as a minority interest. Prior to the new accounting guidance, the income attributable to Arch Coal’s interest in Canyon Fuel was deducted in arriving at net income. Arch Coal’s interest in Canyon Fuel is not considered a noncontrolling interest under the new accounting guidance. Prior periods have been revised to reflect the current presentation.
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
     We estimate that the U.S. power generation market declined approximately 4% in 2009 in response to weak domestic and international economic conditions, as well as an unseasonably mild summer in most of the U.S. U.S. coal consumption has declined significantly, primarily as a result of weak industrial demand in geographic regions that traditionally rely more heavily on coal-fueled electricity generation as well as low natural gas prices that induced power generation customers to switch from coal to natural gas. As a result of these market pressures, coupled with continued geological challenges in certain regions, cost pressures, regulatory hurdles and limited access to capital, coal production and capital spending across the domestic coal industry have been curtailed.
     In response to weakened demand caused by challenging domestic and international economic conditions, we curtailed production in both operating regions. In the Powder River Basin, we idled a second dragline and associated equipment in the second quarter of 2009. In the Western Bituminous region, we reduced production at our West Elk mine in response to declining demand from power generation and industrial customers for Western Bituminous coal and elevated levels of lower-quality, mid-ash coal produced at the mine resulting from intermittent sandstone intrusions. As a result of the curtailment, we laid off 61 employees and discontinued the use of 38 contractors in the second quarter of 2009. In addition, we decreased our 2009 capital expenditures from 2008 levels and implemented other process improvement initiatives and cost containment programs.

     Trends on the domestic and international front may benefit domestic coal markets in 2010 and beyond. We believe that the continuing strength in metallurgical coal markets that occurred in the fourth quarter of 2009 will drive growth for the industry during 2010 — both domestically and internationally — and will likely have an effect on steam coal markets. In the steam coal markets, domestic electricity generation increased towards the end of 2009, fueled by a cold winter and an improving economy. In international coal markets, China became a significant coal importer in 2009 and India’s coal imports also increased — expanding by more than 25% in a single year. In fact, we estimate that by 2012, China, India and Brazil’s net coal imports could grow as much as 250 million short tons of coal, which would represent 25% of total seaborne supply. We believe these factors will result in a positive movement in market pricing in the second half of 2010.
Items Affecting Comparability of Reported Results
     The comparability of our operating results for the years ended December 31, 2009, 2008 and 2007 is affected by the following significant items:
     Contribution of former Jacobs Ranch mining complex assets — On October 1, 2009, Arch Coal contributed to us the employees, inventories and supply parts, equipment and other personal property of the former Jacobs Ranch mining complex, which was adjacent to our Black Thunder mining operations. We immediately merged the contributed assets and related liabilities with our Black Thunder mining operations. We will lease the related coal reserves of approximately 345 million tons from a subsidiary of Arch Coal. We expect to achieve significant operating efficiencies by combining the two operations from operational and administrative cost reductions as well as enhanced coal-blending optimization opportunities.
Results of Operations
     Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Summary. Our results for the year ended December 31, 2009 when compared to the year ended December 31, 2008 were influenced primarily by lower sales volumes due to weak coal markets.
     Revenues. The following table summarizes information about coal sales during the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

	Year Ended December 31		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,651,389	$1,758,008	$(106,619)	(6.1)%
Tons sold	107,649	120,361	(12,712)	(10.6)%
Coal sales realization per ton sold	$15.34	$14.61	$0.73	5.0%
     Coal sales decreased in 2009 from 2008 primarily due to lower sales volumes, resulting from the weak coal markets, partially offset by the effect of higher price realizations in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results.”
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2009	2008	$	%
	(Dollars in thousands)
Cost of coal sales	$1,398,663	$1,395,176	$(3,487)	(0.2)%
Depreciation, depletion and amortization	159,755	155,400	(4,355)	(2.8)
Amortization of acquired sales contracts, net	19,623	(705)	(20,328)	N/A
Selling, general and administrative expenses	44,513	31,940	(12,573)	(39.4)
Other operating income, net	(10,475)	(4,195)	6,280	149.7

Total	$1,612,079	$1,577,616	$(34,463)	(2.2)%

     Cost of coal sales. Our cost of coal sales decreased in 2009 from 2008 due to a decrease of $25.3 million in transportation costs due to a decrease in barge and export sales, mostly offset by the impact of higher per-ton costs resulting from lower production levels. We have provided more information about our operating segments under the heading “Operating segment results.”
     Depreciation, depletion and amortization. When compared with 2008, higher depreciation and amortization costs in 2009 resulted from the acquisition of the Jacobs Ranch mining complex on October 1, 2009 and the amortization of development costs related to the seam at the West Elk mine where we commenced longwall production in the fourth quarter of 2008, partially offset by the impact of lower volume levels on depletion and amortization costs calculated on a units-of-production method. We have provided more information about our operating segments under the heading “Operating segment results” and our capital spending in the section entitled “Liquidity and Capital Resources.”
     Amortization of acquired sales contracts, net. The increase in the amortization of acquired sales contracts, net relates to the Jacobs Ranch mining operation.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Costs allocated during 2009 include $13.7 of costs related to Arch Coal’s purchase of the Jacobs Ranch mining complex.
     Other operating income, net. The net increase is primarily the result of an increase in income from contract settlements.
     Operating segment results. The following table shows results by operating segment for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

	Year Ended December 31		Increase (Decrease)
	2009	2008	Amount	%
	(Amounts in thousands, except
	per ton data and percentages)
Powder River Basin
Tons sold	90,956	99,952	(8,996)	(9.0)%
Coal sales realization per ton sold(1)	$12.11	$11.02	$1.09	9.9%
Operating margin per ton sold(2)	$0.47	$0.85	$(0.38)	(44.7)%
Western Bituminous
Tons sold	16,693	20,409	(3,716)	(18.2)%
Coal sales realization per ton sold(1)	$29.11	$27.46	$1.65	6.0%
Operating margin per ton sold(2)	$1.66	$5.84	$(4.18)	(71.6)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2009, transportation costs per ton were $0.12 for the Powder River Basin and $3.18 for the Western Bituminous. For the year ended December 31, 2008, transportation costs per ton were $0.03 for the Powder River Basin and $4.57 for the Western Bituminous region.

(2)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization, including amortization of acquired sales contracts, divided by tons sold.
     Powder River Basin — The decrease in sales volume in the Powder River Basin in 2009 when compared with 2008 is due to a decline in demand stemming from weak market conditions. At the Black Thunder mining complex, in response to these conditions, we reduced production and idled one dragline in the fourth quarter of 2008 and another dragline in May 2009, along with the related support equipment. This reduction was partially offset by the impact of the contribution of the Jacobs Ranch mining complex assets on October 1, 2009. Increases in sales prices during 2009, when compared with 2008, primarily reflect higher pricing from contracts committed during 2008, when market conditions were more favorable, partially offset by the effect of lower pricing on market-index priced tons and the effect of lower sulfur dioxide allowance pricing. On a per-ton basis, operating margins in 2009 decreased compared to 2008 due to an increase in per-ton costs. The increase in annual per-ton costs, despite our cost containment efforts, resulted primarily from the effect of spreading fixed costs over lower volume levels; however, our per-ton operating costs improved in the fourth quarter of 2009, as a result of synergies achieved from the combined mining operations.
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in 2009 than in 2008 due to the weak market conditions as well as quality issues at the West Elk mining complex. In the first half of 2009, we encountered sandstone intrusions at the West Elk mining complex that resulted in a higher ash content in the coal produced, and declining coal demand had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we reduced our production levels at the mine. To address any ongoing quality issues, we are building a preparation plant at the mine for an estimated cost of $25 million to $30 million. We expect the construction of the prep plant to be completed in the second half of 2010. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins during 2009 were the result of the West Elk quality issues and the lower production levels, however, per-ton costs decreased in the fourth quarter as the longwall advanced into more favorable geology, as expected, improving our margins.
     Net interest expense. The following table summarizes our net interest expense for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

			Decrease
	Year Ended December 31		in Net Income
	2009	2008	$	%
	(Dollars in thousands)
Interest expense	$(67,605)	$(66,556)	1,049	1.6%
Interest income	46,571	74,869	28,298	37.8

Total	$(21,034)	$8,313	$29,347	353.0%

     Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The increase in interest expense in 2009 when compared with 2008 resulted from a decrease in the amount of interest costs capitalized from $11.7 million in 2008 to $0.8 million in 2009. Partially offsetting the decrease in capitalized interest costs was a decrease in the discount on accounts receivable sold to Arch Coal, due to lower interest rates and a decrease in total receivables sold in 2009 compared to 2008.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income results primarily from a lower prime interest rate during 2009 as compared to 2008.
     Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Summary. Our results during the year ended December 31, 2008 when compared with the year ended December 31, 2007 were affected primarily by an upward pressure on commodity costs and higher depreciation, depletion and amortization costs, partially offset by stronger market conditions, primarily in the first half of the year.
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
     Costs, expenses and other. The following table summarizes costs, expenses, and other components of operating income for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2008	2007	$	%
	(Dollars in thousands)
Cost of coal sales	$1,395,176	$1,192,348	$(202,828)	(17.0)%
Depreciation, depletion and amortization	155,400	136,927	(18,473)	(13.5)
Amortization of acquired sales contracts, net	(705)	(1,633)	(928)	(56.8)
Selling, general and administrative expenses	31,940	26,298	(5,642)	(21.5)
Other operating income, net	(4,195)	(10,145)	(5,950)	(58.6)

Total	$1,577,616	$1,343,795	$(233,821)	(17.0)%

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
     Depreciation, depletion and amortization. The increase in depreciation, depletion and amortization expense from 2007 to 2008 was due primarily to the costs of capital improvement and mine development projects that we capitalized in 2007 and 2008. We have provided additional information concerning our capital spending in the section entitled “Liquidity and Capital Resources.”
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.
     Other operating income, net. The decrease in other operating income, net in 2008 compared to 2007 was primarily the result of a $6.0 million gain in 2007 on the sale of non-core reserves in the Powder River Basin.
     Operating segment results. The following table shows results by operating segment for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

	Year Ended December 31		Increase (Decrease)
	2008	2007	Amount	%
	(Amounts in thousands, except
	per ton data and percentages)
Powder River Basin
Tons sold	99,952	96,418	3,534	3.7%
Coal sales realization per ton sold(3)	$11.02	$10.36	$0.66	6.4%
Operating margin per ton sold(4)	$0.85	$1.15	$(0.30)	(26.1)%
Western Bituminous
Tons sold	20,409	19,325	1,084	5.6%
Coal sales realization per ton sold(3)	$27.46	$24.70	$2.76	11.2%
Operating margin per ton sold(4)	$5.84	$5.11	$0.73	14.3%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2008, transportation costs per ton billed to customers were $0.03 for the Powder River Basin and $4.57 for the Western Bituminous region. For the year ended December 31, 2007, transportation costs per ton billed to customers were $0.04 for the Powder River Basin and $3.17 for the Western Bituminous region.

(4)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization, including amortization of acquired sales contracts, divided by tons sold.
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
     Net interest expense. The following table summarizes our net interest expense for the year ended December 31, 2008 and compares it with the information for the year ended December 31, 2007:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2008	2007	$	%
	(Dollars in thousands)
Interest expense	$(66,556)	$(72,147)	$5,591	7.7%
Interest income	74,869	99,683	(24,814)	(24.9)

Total	$8,313	$27,536	$(19,223)	(69.8)%

     Interest expense consists of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper. The decrease in interest expense from 2007 to 2008 was the result of an increase in interest costs capitalized and a lower rate of discount on receivables sold to Arch Coal, in part offset by an increase in interest on our commercial paper program, which commenced in August 2007. We capitalized $11.7 million of interest during the year ended December 31, 2008 compared to $4.3 million during the year ended December 31, 2007. For more information on our ongoing capital improvement and development projects, see “Liquidity and Capital Resources”.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The decrease in interest income resulted primarily from a lower prime interest rate during the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was partially offset by a higher average receivable balance during the year ended December 31, 2008 as compared to the same period in 2007.
     Other non-operating expense. Our non-operating expense related to the termination of hedge accounting on interest rate swaps and the resulting amortization of amounts that had previously been deferred.
Liquidity and Capital Resources
     Credit crisis and economic environment
     The crisis in domestic and international financial markets has had a significant adverse impact on a number of financial institutions. Since the beginning of the crisis, our ability to issue commercial paper up to the maximum amount allowed under the program has been constrained. The ongoing uncertainty in the financial markets may have an impact in the future on: the market values of certain securities and commodities; the financial stability of our customers and counterparties; availability under our lines of credit; the cost and availability of insurance and financial surety programs, and pension plan funding requirements. While we expect that our ability to issue commercial paper will continue to be affected by the current credit markets, we believe we have sufficient liquidity, as supported by Arch Coal’s credit facilities, to satisfy working capital requirements and fund capital expenditures, if needed. Management will continue to closely monitor our liquidity, credit markets and counterparty credit risk. Management cannot predict with any certainty the impact to our liquidity of any further disruption in the credit environment.
     Liquidity and capital resources
     Our primary sources of cash are coal sales to customers, our commercial paper program and debt related to significant transactions. Excluding any significant business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, and if necessary, from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. The receivable balance earns interest from Arch Coal at the prime interest rate. We are also party to Arch Coal’s accounts receivable securitization program. Under the program, we sell our receivables to a subsidiary of Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.
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
     We believe that cash generated from operations will be sufficient to meet working capital requirements, anticipated capital expenditures and scheduled debt payments for at least the next several years. We manage our exposure to changing commodity prices for our long-term coal contract portfolio through the use of long-term coal supply agreements. We enter into fixed price, fixed volume supply contracts with terms generally greater than one year with customers with whom we have historically had limited collection issues. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control. In response to the economic environment and weakening coal markets, we decreased our 2009 capital spending plans and established other process improvement initiatives and cost containment programs in order to reduce costs. In fiscal 2009, capital expenditures were $125.5 million, compared to capital expenditures of $286.6 million in 2008.
     We are a party to Arch Coal’s accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2009, we sold $1.4 billion of trade accounts receivable to Arch Coal, at a total discount of $3.5 million. During 2008, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a total discount of $7.1 million. During 2007, we sold $1.5 billion of trade accounts receivable to Arch Coal, at a total discount of $9.8 million.
     We had commercial paper outstanding of $49.5 million at December 31, 2009 and $65.7 million at December 31, 2008. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under Arch Coal’s revolving credit facility. Under the program, as amended, we may sell up to $100.0 million in interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires April 30, 2010. The current credit market has affected our ability to issue commercial paper up to the maximum amount allowed under the program, but we believe that our cash from operations is sufficient to satisfy our liquidity needs.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The senior notes are guaranteed by certain of our subsidiaries and are secured by our intercompany note from Arch Coal. The indenture under which the senior notes were issued contains certain restrictive covenants that limit our ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The redemption price of the notes, reflected as a percentage of the principal amount, is: 102.250% for notes redeemed prior to July 1, 2010; 101.125% for notes redeemed between July 1, 2010 and June 30, 2011 and 100% for notes redeemed on or after July 1, 2011.
     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$178,119	$396,582	$324,764
Investing activities	(157,729)	(384,458)	(399,459)
Financing activities	(16,422)	(9,521)	74,757
     Cash provided by operating activities decreased $218.5 million in 2009 compared to 2008, primarily as a result of a decrease in our profitability in 2009 when compared with 2008, due to weak coal markets as discussed in “Results of Operations.” Cash provided by operating activities was $71.8 million more in 2008 compared to 2007, primarily as a result of a decrease in our investment in working capital.
     Cash used in investing activities was $226.7 million less in 2009 compared to the amount used in 2008, primarily due to a $161.2 million reduction in capital expenditures and a $67.6 million decrease in cash used related to our net receivable position with Arch Coal. During 2009, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During 2008, we spent approximately $86.5 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $132.1 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008. Cash used in investing activities for 2007 was $15.0 million more than was used in investing activities for 2008, as a decrease in capital expenditures of $139.2 million was offset by a $176.0 million increase in cash used related to our net receivable position with Arch Coal. The major projects comprising our capital spending in 2007 included the development of the new reserve area at the West Elk mining complex, remaining payments for a replacement longwall at our Sufco mining complex in Utah and costs to construct Black Thunder’s new loadout. Cash inflows from investing activities in 2007 also included a recovery of $18.3 million of deposits from the lease of equipment in the Powder River Basin. We had previously made deposits to purchase the equipment, primarily in the fourth quarter of 2006.
     Cash used in financing activities was $6.9 million more during 2009 compared to 2008, due to an increase in net payments under our commercial paper program. In 2008, we increased the maximum aggregate principal amount under the commercial paper program from $75.0 million to $100.0 million, but as discussed previously, the credit markets have affected our ability to issue commercial paper up to the maximum amount allowed under the program. Cash provided by financing activities in 2007 was $74.8 million, reflecting the commencement of our commercial paper program during 2007.
          Contractual Obligations

     The following is a summary of our significant contractual obligations as of December 31, 2009:

	Payments Due by Period
	2010	2011-2012	2013-2014	After 2014	Total
	(Dollars in thousands)
Long-term debt, including related interest	$113,668	$128,250	$982,063	$—	$1,223,981
Operating leases	27,904	48,997	36,982	22,783	136,666
Coal lease rights	7,562	13,300	2,372	4,914	28,148
Unconditional purchase obligations	64,468	—	—	—	64,468

Total contractual obligations	$213,602	$190,547	$1,021,417	$27,697	$1,453,263

     The related interest on long-term debt was calculated using rates in effect at December 31, 2009 for the remaining term of outstanding borrowings.
     Coal lease rights represent non-cancelable royalty lease agreements, as well as lease bonus payments due.
     Unconditional purchase obligations include open purchase orders and other purchase commitments, which have not been recognized as a liability. The commitments in the table above relate to contractual commitments for the purchase of materials and supplies, payments for services and capital expenditures.
     The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $277.1 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies”, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.
     The table above also excludes certain other obligations reflected in our consolidated balance sheet, including our allocation of obligations under Arch Coal’s pension and postretirement benefit plans and obligations under our self-insured workers’ compensation program. We are not obligated to make contributions directly to Arch Coal’s pension and postretirement plans, but we are charged through the intercompany receivable for an allocated portion of Arch Coal’s contributions. The timing of Arch Coal’s contributions to their pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled “Critical Accounting Policies” for more information about these assumptions. You should see the notes to our consolidated financial statements for more information about the amounts we have recorded for workers’ compensation and pension and postretirement benefit obligations.
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
     We use a combination of surety bonds, corporate guarantees (e.g., self bonds) and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2009:

	Reclamation	Lease
	Obligations	Obligations	Other	Total
Self bonding	$349,605	$—	$—	$349,605
Surety bonds	119,560	31,946	2,296	153,802
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
          Asset Retirement Obligations
     Our asset retirement obligations arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Our asset retirement obligations are initially recorded at fair value, or the amount at which the obligations could be settled in a current transaction between willing parties. This involves determining the present value of estimated future cash flows on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. We estimate disturbed acreage based on approved mining plans and related engineering data. Since we plan to use internal resources to perform the majority of our reclamation activities, our estimate of reclamation costs involves estimating third-party profit margins, which we base on our historical experience with contractors that perform certain types of reclamation activities. We base productivity assumptions on historical experience with the equipment that we expect to utilize in the reclamation activities. In order to determine fair value, we discount our estimates of cash flows to their present value. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing. In 2009, we added $75.1 million to our liability for asset retirement obligations as a result of the contribution of the Jacobs Ranch mining complex assets.
     Accretion expense is recognized on the obligation through the expected settlement date. Accretion expense was $21.0 million in 2009 and $17.3 million in 2008. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulting from changes in estimates were a decrease in the liability of $45.3 million in 2009 and an increase in the liability of $16.7 million in 2008. The 2009 decrease resulted from the impact of the Jacobs Ranch acquisition on the mining sequence in the existing pit configuration. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2009, our balance sheet reflected asset retirement obligation liabilities of $277.1 million, including amounts classified as a current liability. As of December 31, 2009, we estimate the aggregate undiscounted cost of final mine closures to be approximately $659.1 million.
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
     Actuarial assumptions are required to determine the amounts reported by us related to Arch Coal’s defined benefit pension plan and the postretirement benefit plan. The impact of lowering the expected long-term rate of return on pension plan assets 0.5% in

2009 would have been an increase in our expense of approximately $0.5 million. The impact of lowering the discount rate 0.5% in 2009 would have been an increase in our net periodic pension and postretirement costs of approximately $1.5 million.
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
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 40 million gallons of diesel fuel annually in our operations. Arch Coal enters into heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The cash settlements related to these swaps and options are allocated to us through the Arch Coal intercompany account. Through this program, we fixed the price of approximately 70% of our diesel purchases in 2009.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At December 31, 2009, with the exception of our outstanding commercial paper, all of our outstanding debt bore interest at fixed rates.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements and consolidated financial statement schedule of Arch Western Resources, LLC, and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We incorporate by reference management’s report on internal control over financial reporting included on page F-3 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal, Inc. As a result, we are effectively managed by the management of Arch Coal. You should see the list of Arch Coal’s executive officers and related information under “Executive Officers” beginning on page 17.
     The following is a list of directors of Arch Coal, other than Messrs. Eaves and Leer, whose biographical information is contained under “Executive Officers” beginning on page 17, their ages on February 22, 2010 and biographical information:

		Director of
		Arch Coal
Name	Age	Since	Occupation and Other Information
James R. Boyd	63	1990	Mr. Boyd served as chairman of the board of directors from 1998 to April 2006, when he was appointed our lead director. Mr. Boyd served as Senior Vice President and Group Operating Officer of Ashland Inc. from 1989 until his retirement in 2002. Mr. Boyd also serves on the board of directors of Halliburton

		Director of
		Arch Coal
Name	Age	Since	Occupation and Other Information
			Inc.

Frank M. Burke	70	2000	Mr. Burke has served as Chairman, Chief Executive Officer and Managing General Partner of Burke, Mayborn Company, Ltd., a private investment and consulting company, since 1984. Mr. Burke also serves on the board of directors of Corrigan Investments, Inc. and is a member of the National Petroleum Council.

Patricia F. Godley	61	2004	Since 1998, Ms. Godley has been a partner with the law firm of Van Ness Feldman, practicing in the areas of economic and environmental regulation of electric utilities and natural gas companies. Ms. Godley is also a director of the United States Energy Association.

Douglas H. Hunt	57	1995	Since 1995, Mr. Hunt has served as Director of Acquisitions of Petro-Hunt, LLC, a private oil and gas exploration and production company.

Brian J. Jennings	49	2006	Since February 2009, Mr. Jennings has been President and Chief Executive Officer of Rise Energy Partners, L.P. From February 2007 to June 2008, Mr. Jennings served as Chief Financial Officer of Energy Transfer Partners GP, L.P., the general partner of Energy Transfer Partners, L.P., a publicly-traded partnership owning and operating intrastate and interstate natural gas pipelines. From March 2004 to December 2006, Mr. Jennings served as Senior Vice President-Corporate Finance and Development and Chief Financial Officer of Devon Energy Corporation.

Thomas A. Lockhart	74	2003	Mr. Lockhart has been a member of the Wyoming State House of Representatives since 2000. Mr. Lockhart also serves on the board of directors of Blue Cross Blue Shield of Wyoming.

A. Michael Perry	73	1998	Mr. Perry served as Chairman of Bank One, West Virginia, N.A. from 1993 and as its Chief Executive Officer from 1983 until his retirement in 2001. Mr. Perry also serves on the board of directors of Champion Industries, Inc. and Portec Rail Products, Inc.

Robert G. Potter	70	2001	Mr. Potter was Chairman and Chief Executive Officer of Solutia, Inc. from 1997 until his retirement in 1999. Mr. Potter also serves on the board of directors of Stepan Company. He is also an investor in and a board member of several private companies.

Theodore D. Sands	64	1999	Since 1999, Mr. Sands has served as President of HAAS Capital, LLC, a private consulting and investment company. Mr. Sands also serves on the board of directors of Terra Nitrogen Corporation.

Wesley M. Taylor	67	2005	Mr. Taylor was President of TXU Generation, a company engaged in electricity infrastructure ownership and management. Mr. Taylor served at TXU for 38 years prior to his retirement in 2004. Mr. Taylor also serves on the board of directors of FirstEnergy Corporation.
All of our officers and employees must act ethically at all times and in accordance with the Arch Coal code of conduct, which is published under ‘‘Corporate Governance’’ in the Investors section of Arch Coal’s website at archcoal.com and available in print upon request. Amendments to or waivers from (to the extent applicable to an executive officer of the company) the code will be posted on Arch Coal’s website. Reference is made to Item 10. Directors, Executive Officers and Corporate Governance of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, which is incorporated by reference in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION.
     Our managing member is an indirect wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. Arch Coal reports separately on the executive compensation of its management. Reference is made to Item 11. Executive Compensation of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, which is incorporated by reference in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Arch Coal owns 99.5% of our common membership interests. In addition to the remaining 0.5% of our common membership interests, BP p.l.c. owns a preferred membership interest. The stockholders of Arch Coal may be deemed to beneficially own an interest in our membership interests by virtue of their ownership of shares of common stock of Arch Coal. Arch Coal reports separately on the ownership by its directors, executive officers and significant stockholders of shares of its common stock. Reference is made to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Arch Coal’s Annual Report on form 10-K for its fiscal year ended December 31, 2009, which is incorporated by reference in this Item 12.
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
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between us and Arch Coal are recorded in the account. The receivable from Arch Coal was $1.5 billion at December 31, 2009 and $1.5 billion at December 31, 2008. This amount earns interest from Arch Coal at the prime interest rate. Interest earned was $46.5 million in 2009, $74.6 million in 2008 and $99.2 million in 2007. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on our balance sheets as noncurrent.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2009, we sold $1.4 billion of trade accounts receivable to Arch Coal, at a discount of $3.5 million. During 2008, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a discount of $7.1 million.
     We mine on tracts that are owned or leased by Arch Coal and subleased to us. Royalties on all properties leased from Arch Coal are 7% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations. No advance royalties are required under these sublease agreements. We incurred production royalties of $47.8 million in 2009, $35.8 million in 2008 and $35.8 million in 2007 to Arch Coal under sublease agreements.
     Amounts charged to the intercompany account for our allocated portion of pension and postretirement contributions totaled $11.1 million in 2009, $1.1 million in 2008 and $1.4 million in 2007.
     We are charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Amounts allocated to us by Arch Coal were $44.5 million in 2009, $31.9 million in 2008 and $26.3 million in 2007. Such amounts are reported as selling, general and administrative expenses in our statements of income.
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. Arch Coal reports separately on the independence of its directors. Reference is made to Item 13. Certain Relationships and Related Transactions, and Director Independence of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, which is incorporated by reference in this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Ernst & Young LLP is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for Arch Coal and are approved by the audit committee of the board of directors of Arch Coal. Arch Coal reports separately on the fees and services of its principal accountants. Reference is made to Item 14. Principal Accounting Fees and Services of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2009, which is incorporated by reference in this Item 14.
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

Report of Independent Registered Public Accounting Firm
The Members
Arch Western Resources, LLC
We have audited the accompanying consolidated balance sheets of Arch Western Resources, LLC and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, non-redeemable membership interest, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Western Resources, LLC and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
St. Louis, Missouri
March 31, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management Arch Western Resources, LLC (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.
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

-s- Paul A. Lang	-s- John T. Drexler
Paul A. Lang	John T. Drexler
President and Principal	Senior Vice President and Chief
Executive Officer	Financial Officer

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
		(In thousands)
Revenues
Coal sales	$1,651,389	$1,758,008	$1,541,066
Costs, expenses and other
Cost of coal sales	1,398,663	1,395,176	1,192,348
Depreciation, depletion and amortization	159,755	155,400	136,927
Amortization of acquired sales contracts, net	19,623	(705)	(1,633)
Selling, general and administrative expenses	44,513	31,940	26,298
Other operating income, net	(10,475)	(4,195)	(10,145)

	1,612,079	1,577,616	1,343,795

Income from operations	39,310	180,392	197,271

Interest income (expense), net
Interest expense	(67,605)	(66,556)	(72,147)
Interest income, primarily from Arch Coal, Inc.	46,571	74,869	99,683

	(21,034)	8,313	27,536
Other non-operating expense
Expenses resulting from early debt extinguishment and termination of hedge accounting for interest rate swaps	—	—	(3,146)

Net income	$18,276	$188,705	$221,661

Net income attributable to redeemable membership interest	$10	$872	$1,006
Net income attributable to non-redeemable membership interest	$18,266	$187,833	$220,655
The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,819	$2,851
Receivables	8,379	2,930
Inventories	165,650	133,726
Other	23,350	21,617

Total current assets	204,198	161,124

Property, plant and equipment
Coal lands and mineral rights	763,059	763,059
Plant and equipment	1,589,858	1,373,120
Deferred mine development	526,551	475,040

	2,879,468	2,611,219
Less accumulated depreciation, depletion and amortization	(1,331,168)	(1,219,378)

Property, plant and equipment, net	1,548,300	1,391,841
Other assets
Receivable from Arch Coal, Inc.	1,541,243	1,528,068
Other	14,172	24,051

Total other assets	1,555,415	1,552,119

Total assets	$3,307,913	$3,105,084

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities
Accounts payable	$74,508	$113,611
Accrued expenses	144,432	134,540
Commercial paper	49,452	65,671

Total current liabilities	268,392	313,822
Long-term debt	954,782	956,148
Asset retirement obligations	274,914	227,397
Accrued postretirement benefits other than pension	28,819	37,491
Accrued pension benefits	34,523	36,616
Accrued workers’ compensation	4,067	3,681
Other noncurrent liabilities	26,744	25,551

Total liabilities	1,592,241	1,600,706

Redeemable membership interest	8,962	8,765

Non-redeemable membership interest	1,706,710	1,495,613

Total liabilities and membership interests	$3,307,913	$3,105,084

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Operating Activities
Net income	$18,276	$188,705	$221,661
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	159,755	155,400	136,927
Amortization of acquired sales contracts, net	19,623	(705)	(1,633)
Prepaid royalties expensed	2,692	396	3,784
Net (gain) loss on dispositions of property, plant and equipment	355	(335)	(6,125)
Other non-operating expense	—	—	3,146
Changes in operating assets and liabilities
Receivables	(5,115)	629	12,159
Inventories	(11,233)	7,900	(46,798)
Accounts payable and accrued expenses	(32,439)	16,505	(29,306)
Accrued postretirement benefits other than pension	2,938	3,299	2,772
Asset retirement obligations	18,328	16,480	20,451
Accrued workers’ compensation	378	192	488
Other	4,561	8,116	7,238

Cash provided by operating activities	178,119	396,582	324,764

Investing Activities
Capital expenditures	(125,454)	(286,607)	(147,423)
Increase in receivable from Arch Coal, Inc.	(32,784)	(100,391)	(276,370)
Additions to prepaid royalties	(2,791)	(535)	(532)
Proceeds from dispositions of property, plant and equipment	91	378	6,541
Reimbursement of deposits on equipment	3,209	2,697	18,325

Cash used in investing activities	(157,729)	(384,458)	(399,459)

Financing Activities
Net proceeds from (repayments on) commercial paper	(16,219)	(9,288)	74,959
Debt financing costs	(203)	(233)	(202)

Cash provided by (used in) financing activities	(16,422)	(9,521)	74,757

Increase in cash and cash equivalents	3,968	2,603	62
Cash and cash equivalents, beginning of year	2,851	248	186

Cash and cash equivalents, end of year	$6,819	$2,851	$248

Supplemental cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$65,626	$58,478	$61,252

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NON-REDEEMABLE MEMBERSHIP INTEREST
Three years ended December 31, 2009

Non-redeemable
Membership
Interest
(In thousands)
Balance at January 1, 2007	$1,097,067
Comprehensive income
Net income	220,655
Net losses on derivatives reclassified to income	3,130
Pension, postretirement and other post-employment benefits adjustment	7,773
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	1,762

Total comprehensive income	233,320
Employee stock-based compensation expense	(93)
Dividends on preferred membership interest	(92)

Comprehensive income

Balance at December 31, 2007	1,330,202
Comprehensive income
Net income	187,833
Pension, postretirement and other post-employment benefits adjustment	(22,000)
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(327)

Total comprehensive income	165,506
Dividends on preferred membership interest	(95)

Balance at December 31, 2008	1,495,613
Comprehensive income
Net income	18,266
Pension, postretirement and other post-employment benefits adjustment	14,998
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(161)

Total comprehensive income	33,103
Reclassification of prior contribution	(121)
Contribution of former Jacob’s Ranch mining complex net assets from Arch Coal	178,210
Dividends on preferred membership interest	(95)

Balance at December 31, 2009	$1,706,710

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
2. Accounting Policies
Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled entities. Intercompany transactions and accounts have been eliminated in consolidation. The Company’s primary business is the production of steam coal from surface and underground mines for sale to utility and industrial markets. The Company’s mines are located in Wyoming, Colorado and Utah. The Company’s results of operations reflect all costs of doing business, including expenses incurred on the Company’s behalf by Arch Coal. Certain assets, such as coal reserves and acquired sales contracts, may be owned by and reflected in the financial statements of Arch Coal, but the cost representing the usage of those assets is reflected in the results of operations of the Company. In addition, there is goodwill of $113.7 million on the consolidated balance sheet of Arch Coal that is associated with the Company’s Black Thunder mining complex for Arch Coal’s impairment testing purposes.
     Accounting Pronouncements Adopted
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
     On January 1, 2009, the Company changed its presentation of noncontrolling interests in subsidiaries, pursuant to new guidance in the Consolidation topic of the Codification, which requires that a noncontrolling interest (previously referred to as minority interest) in a consolidated subsidiary be displayed in the consolidated balance sheet as a separate component of equity and the amount of net income attributable to the noncontrolling interest be included in consolidated net income on the face of the consolidated statement of income. A noncontrolling interest is defined in the new guidance as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent or a parent’s affiliates. Arch Coal owns a 35% interest in the Company’s subsidiary, Canyon Fuel Company, LLC (“Canyon Fuel”), which was previously presented as a minority interest. The change resulted in Arch Coal’s interest in Canyon Fuel at December 31, 2008 of $195.4 million, which was previously presented as a minority interest, to be reflected as part of the non-redeemable membership interest on the accompanying consolidated balance sheet. The income allocable to Arch Coal’s interest in Canyon Fuel was previously reported as a deduction in arriving at net income. As a result, net income in the accompanying consolidated income statements is $14.3 million and $20.5 million higher for the years ended December 31, 2008 and 2007, respectively, than was previously reported.
     New authoritative guidance related to the accounting for business combinations became effective on January 1, 2009 for business combinations occurring after that date. The new provisions of the Business Combinations topic of the Codification clarify and amend the accounting guidance for the acquirer’s recognition and measurement of the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree in a business combination.

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
Inventories
     Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs, transportation costs prior to title transfer to customers and operating overhead. Stripping costs incurred during the production phase of the mine are considered variable production costs and are included in the cost of coal extracted during the period the stripping costs are incurred.
Prepaid Royalties
     Rights to leased coal lands are often acquired through royalty payments. Where royalty payments represent prepayments recoupable against future production, they are recorded as a prepaid asset, with amounts expected to be recouped within one year classified as current. As mining occurs on these leases, the prepayment is charged to cost of coal sales.
Acquired Sales Contracts
     Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of sales contracts are determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. Sales contracts associated with the Jacob’s Ranch mining complex were not contributed to the Company, however, the amortization of these acquired sales contracts is reflected in the accompanying consolidated statement of income. Based upon expected shipments under these contracts in the next five years, the Company anticipates annual amortization expense (income) of acquired sales contracts of $35.7 million in 2010, $18.6 million in 2011, $0 in 2012, $(5.1) million in 2013 and $(5.1) million in 2014.
Exploration Costs
     Costs related to locating coal deposits and evaluating the economic viability of such deposits are expensed as incurred.
Property, Plant and Equipment
Plant and Equipment
     Plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. During the years ended December 31, 2009, 2008 and 2007, interest costs of $0.8 million, $11.7 million and $4.3 million, respectively, were capitalized. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 3 to 32 years. The useful lives of buildings and leasehold improvements generally range from 10 to 30 years.

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
Coal Lands and Mineral Rights
     A significant portion of the Company’s coal reserves are controlled through leasing arrangements, primarily with Arch Coal. The leases are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met. Any amounts paid to acquire coal reserves are capitalized and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value. The net book value of the Company’s leased coal interests was $353.7 million and $380.9 million at December 31, 2009 and 2008, respectively.
     The Company has entered into various non-cancelable royalty lease agreements and state lease bonus payments under which future minimum payments are due. Annual payments are due as follows: $6.6 million in 2010, $6.0 million in 2011 and $5.4 million in 2012.
Impairment
     If facts and circumstances suggest that a long-lived asset or asset group may not be recoverable, the asset or asset group is reviewed for potential impairment. If this review indicates that the carrying amount of the asset will not be recoverable through projected undiscounted cash flows related to the asset over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its fair value.
Deferred Financing Costs
     The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $7.6 million and $9.7 million at December 31, 2009 and 2008, respectively. Amounts classified as current were $2.2 million at both December 31, 2009 and 2008. Current amounts are recorded in other current assets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets.
Revenue Recognition
     Coal sales revenues include sales to customers of coal produced at Company operations. The Company recognizes revenue from coal sales at the time risk of loss passes to the customer. Transportation costs are included in cost of coal sales and amounts billed by the Company to its customers for transportation are included in coal sales.
Other Operating Income, Net
     Other operating income in the accompanying consolidated statements of income reflects income and expense from sources other than coal sales, including gains and losses from dispositions of long-term assets.
Asset Retirement Obligations
     The Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation. Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is based upon permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. Amortization of the related asset is recorded on a units-of-production basis over the mine’s estimated recoverable reserves. See additional discussion in Note 12, “Asset Retirement Obligations.”
Income Taxes
     The financial statements do not include a provision for income taxes as the Company is treated as a partnership for income tax purposes and does not incur federal or state income taxes. Instead, its earnings and losses are included in the members’ separate income tax returns.
Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations. See Note 13, “Related Party Transactions” for discussion of various transactions with Arch Coal.
Benefit Plans
     Essentially all of the Company’s employees are covered by Arch Coal’s defined benefit pension plan. The benefits are based on the employee’s age and compensation. The Company also provides certain postretirement medical and life insurance benefits for eligible employees under Arch Coal’s plans. The employee postretirement medical and life plans are contributory, with retiree contributions adjusted periodically, and contain other cost-sharing features such as deductibles and coinsurance. The Company reflects its actuarially-determined allocation of benefit cost, benefit obligation and other comprehensive income related to these plans in its consolidated financial statements. See further discussion in Note 11, “Employee Benefit Plans.”
Accounting Standards Issued and Not Yet Adopted
     New authoritative guidance related to the accounting for variable interest entities will go into effect on January 1, 2010. The new provision will redefine the guidance for determining the primary beneficiary and the variable interest model and will eliminate the qualifying special purpose entity exclusion. The Company does not expect the changes in accounting for variable interest entities to have a material impact on the Company’s financial position or results of operations.
3. Contribution of Former Jacobs Ranch mining complex assets
     On October 1, 2009, Arch Coal contributed to the Company the employees, inventories and supply parts, equipment and other personal property of the former Jacobs Ranch mining complex, which was adjacent to the Company’s Black Thunder mining operations. The contributed assets and related liabilities were immediately merged with the Black Thunder mining operations. The Company will lease the related coal reserves of approximately 345 million tons from a subsidiary of Arch Coal.
     The following table summarizes the assets and liabilities contributed to the Company by Arch Coal:

(In thousands)
Assets:
Receivables	$334
Inventories	20,690
Other current assets	282
Net property, plant and equipment	257,444

Total assets	$278,750

Liabilities:
Accounts payable	$14,695
Other accrued and current liabilities	5,797
Accrued pension benefits	1,542
Accrued postretirement benefits other than pension	2,506
Asset retirement obligation	75,109
Other liabilities	891
Membership interests	178,210

Total liabilities and membership interests	$278,750

4. Redeemable Membership Interest
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
     The following table presents the components of and changes in BP p.l.c.’s membership interest:

			Total
	Common	Preferred	Redeemable
	Membership	Membership	Membership
	Interest	Interest	Interest
	(In thousands)
Balance at January 1, 2007	$4,535	$2,399	$6,934
Net income attributable to BP p.l.c. common membership interest	1,006	—	1,006
Other comprehensive income attributable to BP p.l.c. common membership interest	64	—	64
Other	(3)	—	(3)
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2007	5,601	2,399	8,000

Net income attributable to BP p.l.c. common membership interest	872	—	872
Other comprehensive income attributable to BP p.l.c. common membership interest	(103)	—	(103)
Other	(3)	—	(3)
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2008	6,366	2,399	8,765

Net income attributable to BP p.l.c. common membership interest	10	—	10
Other comprehensive income attributable to BP p.l.c. common membership interest	67	—	67
Reclassification of prior contribution	121	—	121
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2009	$6,563	$2,399	$8,962

5. Dispositions
     In 2007 we recognized a gain of $6.0 million on the sale of non-strategic reserves in the Powder River Basin, which is included in other operating income, net in the accompanying consolidated statements of income.
6. Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) items are transactions recorded in membership interest during the year, excluding net income and transactions with members. Following are the items included in accumulated other comprehensive loss:

			Accumulated
		Pension, Postretirement	Other
		and Other Post-	Comprehensive
	Derivatives	Employment Benefits	Loss
		(In thousands)
Balance at January 1, 2007	$(3,146)	$(11,828)	$(14,974)
2007 activity	3,146	9,583	12,729

Balance at December 31, 2007	—	(2,245)	(2,245)
2008 activity	—	(22,433)	(22,433)

Balance at December 31, 2008	—	(24,678)	(24,678)
2009 activity	—	14,903	14,903

Balance at December 31, 2009	$—	$(9,775)	$(9,775)

     The net accumulated loss that will be reclassified from accumulated other comprehensive income into net income 2010 is $0.2 million.
7. Inventories
     Inventories consist of the following:

	December 31
	2009	2008
	(In thousands)
Coal	$42,316	$26,989
Repair parts and supplies, net of allowance	123,334	106,737

	$165,650	$133,726

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.6 million and $12.0 million at December 31, 2009 and 2008, respectively.
8. Accrued Expenses
     Accrued expenses consist of the following:

	December 31
	2009	2008
	(In thousands)
Payroll and employee benefits	$23,841	$17,299
Taxes other than income taxes	79,735	80,608
Interest	32,105	32,215
Other accrued expenses	8,751	4,418

	$144,432	$134,540

9. Debt and Financing Arrangements
     On August 15, 2007, the Company entered into a commercial paper placement program, as amended, to provide short-term financing at rates that are generally lower than the rates available under the revolving credit facility. Under the commercial paper program, the Company may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. Market conditions have impacted the Company’s ability to issue commercial paper. The Company amended the program on April 11, 2008 to increase the maximum aggregate principal amount outstanding to $100.0 million from $75.0 million. The commercial paper placement program is supported by a revolving credit facility, which is subject to renewal annually, and expires on April 30, 2010. As of December 31, 2009, the weighted-average interest rate of the Company’s outstanding commercial paper was 1.44% and maturity dates ranged from 4 to 55 days.
     Under an indenture dated June 25, 2003, the Company’s subsidiary, Arch Western Finance LLC (“Arch Western Finance”), has issued a total of $950.0 million of 6.75% senior notes due July 1, 2013. The senior notes are guaranteed by Arch Western and certain of its subsidiaries and are secured by an intercompany note from Arch Coal. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, and make certain investments. Of the senior notes issued, $250.0 million were issued at a premium of 104.75% of par. The premium is being amortized over the life of the notes. The redemption price of the notes, reflected as a percentage of the principal amount, is: 102.250% for notes redeemed prior to July 1, 2010; 101.125% for notes redeemed between July 1, 2010 and June 30, 2011 and 100% for notes redeemed on or after July 1, 2011.
10. Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: At December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents approximate fair value.

     Debt: The fair value of the Company’s debt was $992.3 million and $887.4 million at December 31, 2009 and 2008, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.
11. Employee Benefit Plans
Defined Benefit Pension and Other Postretirement Benefit Plans
     Essentially all of the Company’s employees are covered by Arch Coal’s defined benefit pension plan. The benefits are based on the employee’s age and compensation. Arch Coal funds the plans in an amount not less than the minimum statutory funding requirements or more than the maximum amount that can be deducted for federal income tax purposes. Arch Coal allocates a portion of the funding to the Company, which is charged to the intercompany receivable. See Note 13, “Related Party Transactions” for further discussion.
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
     The Company’s allocated expense related to these plans was $12.6 million, $11.6 million and $11.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s balance sheet reflects its allocated portion of Arch Coal’s liabilities related to its benefit plans, including amounts recorded through other comprehensive income. The Company’s recorded balance sheet amounts are as follows:

	December 31
	2009	2008
	(In thousands)
Accrued benefit liabilities (current)	$1,250	$1,173
Accrued benefit liabilities (noncurrent)	63,342	74,107
Accumulated other comprehensive loss	(14,647)	(30,807)
Other Plans
     Arch Coal sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense related to the plans was $9.5 million in 2009, $9.7 million in 2008 and $8.3 million in 2007.
12. Asset Retirement Obligations
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

     The following table describes the changes to the Company’s asset retirement obligations for the years ended December 31:

	2009	2008
	(In thousands)
Balance at January 1 (including current portion)	$228,203	$195,690
Accretion expense	20,957	17,329
Additions resulting from contribution of Jacobs Ranch assets	75,109	—
Adjustments to the liability from changes in estimates	(45,254)	16,727
Liabilities settled	(1,927)	(1,543)

Balance at December 31	277,088	228,203
Current portion included in accrued expenses	(2,174)	(806)

Noncurrent liability	$274,914	$227,397

     The 2009 reduction in the liability of $45.3 million from changes in estimates resulted primarily from the impact of the Jacobs Ranch acquisition on the mining sequence in the existing pit configuration.
     As of December 31, 2009, the Company had $119.6 million in surety bonds outstanding and $349.6 million in self-bonding to secure reclamation obligations.
13. Related Party Transactions
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At December 31, 2009 and 2008, the receivable from Arch Coal was approximately $1.5 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the years ended December 31, 2009, 2008 and 2007 was $46.5 million, $74.6 million and $99.2 million, respectively. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying consolidated balance sheets as noncurrent.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2009, 2008 and 2007, the Company sold $1.4 billion, $1.7 billion and $1.5 billion of trade accounts receivable to Arch Coal, respectively, at a discount of $3.5 million, $7.1 million and $9.8 million, respectively.
     The Company mines on tracts that are owned or leased by Arch Coal and subleased to the Company. The Company had approximately 1.3 billion tons of reserves under lease with a subsidiary of Arch Coal at December 31, 2009. Royalties on all properties leased from Arch Coal’s subsidiary are 7.0% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations, plus all rents and royalties (excluding bonus bid obligations) due under Arch Coal’s subsidiary’s state and federal lease arrangements. No advance royalties are required under the agreements. For the years ended December 31, 2009, 2008 and 2007, the Company incurred production royalties of $47.8 million, $35.8 million and $35.8 million, respectively, under sublease agreements with Arch Coal.
     Amounts charged to the intercompany account for the Company’s allocated portion of contributions to Arch Coal’s pension and postretirement plans totaled $11.1 million, $1.1 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $44.5 million, $31.9 million and $26.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Costs allocated in 2009 included costs related to the Jacobs Ranch acquisition. Such amounts are reported as selling, general and administrative expenses in the accompanying consolidated statements of income.
14. Concentration of Credit Risk and Major Customers
     The Company markets its coal principally to electric utilities in the United States. Arch Coal has a formal written credit policy that establishes procedures to determine creditworthiness and credit limits for trade customers. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. Credit losses are provided for in the financial statements and historically have been minimal.

     The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately 107.6 million tons of coal in 2009. Approximately 74% of this tonnage (representing approximately 74% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to eight years. Some of these contracts include pricing which is above current market prices. Sales (including spot sales) to significant customers were as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Tennessee Valley Authority	$133,455	$265,937	$207,853
Ameren	189,768	170,346	162,802
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
15. Leases
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
     Minimum payments due in future years under these agreements in effect at December 31, 2009 are as follows:

	Operating
	Leases	Royalties
	(In thousands)
2010	$27,904	$988
2011	26,247	1,015
2012	22,750	975
2013	19,500	863
2014	17,482	817
Thereafter	22,783	4,914

	$136,666	$9,572

     Rental expense related to these operating leases amounted to $33.5 million in 2009, $32.1 million in 2008 and $27.6 million in 2007. Royalty expense was $227.6 million, $222.1 million and $200.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, including $47.8 million, $35.8 million and $35.8 million, respectively, that were incurred under sublease agreements with Arch Coal. See Note 13, “Related Party Transactions” for further discussion of these agreements.
     As of December 31, 2009, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $31.9 million.
16. Contingencies
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
     Operating segment results for the years ended December 31, 2009, 2008 and 2007 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, land management, other support functions, and the elimination of intercompany transactions.
     The presentation of segments’ total assets below has changed from what was previously presented. The presentation was previously based on the amounts reflected in the accounts of the respective organizations. The amounts below reflect, for all periods presented, total assets used in the Company’s return-on-assets calculation that is used as a metric in management incentive compensation plans and represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
December 31, 2009
Coal sales	$1,112,371	$539,018	$—	$1,651,389
Income from operations	45,463	31,472	(37,625)	39,310
Total assets	1,051,007	693,972	1,562,934	3,307,913
Depreciation, depletion and amortization	78,174	81,581	—	159,755
Amortization of acquired sales contracts, net	19,934	(311)		19,623
Capital expenditures	58,155	67,299	—	125,454
December 31, 2008
Coal sales	$1,104,393	$653,615	$—	$1,758,008
Income from operations	88,091	123,116	(30,815)	180,392
Total assets	871,482	691,692	1,541,910	3,105,084
Depreciation, depletion and amortization	74,190	81,210	—	155,400
Amortization of acquired sales contracts, net	336	(1,041)	—	(705)
Capital expenditures	123,909	162,698	—	286,607
December 31, 2007
Coal sales	$1,002,339	$538,727	$—	$1,541,066
Income from operations	113,588	102,748	(19,065)	197,271
Total assets	781,796	628,018	1,442,373	2,852,187
Depreciation, depletion and amortization	69,017	67,910	—	136,927
Amortization of acquired sales contracts, net	271	(1,904)	—	(1,633)
Capital expenditures	48,141	99,282	—	147,423
     Reconciliation of income from operations to net income:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Income from operations	$39,310	$180,392	$197,271
Interest expense	(67,605)	(66,556)	(72,147)
Interest income	46,571	74,869	99,683
Other non-operating expense	—	—	(3,146)

Net income	$18,276	$188,705	$221,661

18. Supplemental Condensed Consolidating Financial Information
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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2009
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,252,732	$398,657	$—	$1,651,389
Cost of coal sales	647	—	1,102,788	298,240	(3,012)	1,398,663
Depreciation, depletion and amortization	—	—	103,161	56,594	—	159,755
Amortization of acquired sales contracts, net	—	—	19,934	(311)	—	19,623
Selling, general and administrative expenses allocated from Arch Coal	44,513	—	—	—	—	44,513
Other operating income, net	(7,549)	—	(2,333)	(3,605)	3,012	(10,475)

	37,611	—	1,223,550	350,918	—	1,612,079
Income from investment in subsidiaries	77,243	—	—	—	(77,243)	—

Income from operations	39,632	—	29,182	47,739	(77,243)	39,310
Interest expense	(67,666)	(64,095)	981	(950)	64,125	(67,605)
Interest income	46,310	64,125	30	231	(64,125)	46,571

	(21,356)	30	1,011	(719)	—	(21,034)

Net income	$18,276	$30	$30,193	$47,020	$(77,243)	$18,276

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2008
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,334,332	$423,676	$—	$1,758,008
Cost of coal sales	(1,053)	—	1,081,271	317,486	(2,528)	1,395,176
Depreciation, depletion and amortization	—	—	91,200	64,200	—	155,400
Amortization of acquired sales contracts, net	—	—	336	(1,041)	—	(705)
Selling, general and administrative expenses allocated from Arch Coal	31,940	—	—	—	—	31,940
Other operating income, net	(70)	—	(3,004)	(3,649)	2,528	(4,195)

	30,817	—	1,169,803	376,996	—	1,577,616

Income from investment in subsidiaries	218,922	—	—	—	(218,922)	—

Income from operations	188,105	—	164,529	46,680	(218,922)	180,392
Interest expense	(72,938)	(53,215)	(2,823)	(1,705)	64,125	(66,556)
Interest income	73,538	64,125	247	1,084	(64,125)	74,869

	600	10,910	(2,576)	(621)	—	8,313

Net income	$188,705	$10,910	$161,953	$46,059	$(218,922)	$188,705

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Year Ended December 31, 2007
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,166,872	$374,194	$—	$1,541,066
Cost of coal sales	(1,086)	—	924,960	270,867	(2,393)	1,192,348
Depreciation, depletion and amortization	—	—	88,902	48,025	—	136,927
Amortization of acquired sales contracts, net	—	—	271	(1,904)	—	(1,633)
Selling, general and administrative expenses allocated from Arch Coal	26,298	—	—	—	—	26,298
Other operating income	(6,147)	—	(2,686)	(3,705)	2,393	(10,145)

	19,065	—	1,011,447	313,283	—	1,343,795

Income from investment in subsidiaries	219,151	—	—	—	(219,151)	—

Income from operations	200,086	—	155,425	60,911	(219,151)	197,271

Interest expense	(72,984)	(60,631)	(419)	(2,226)	64,113	(72,147)
Interest income	97,705	64,113	448	1,530	(64,113)	99,683

	24,721	3,482	29	(696)	—	27,536
Other non-operating expense	(3,146)	—	—	—	—	(3,146)

Net income	$221,661	$3,482	$155,454	$60,215	$(219,151)	$221,661

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,714	$—	$61	$44	$—	$6,819
Receivables	5,536	—	2,123	720	—	8,379
Inventories	—	—	127,907	37,743	—	165,650
Other	10,423	2,153	3,892	6,882	—	23,350

Total current assets	22,673	2,153	133,983	45,389	—	204,198

Property, plant and equipment, net	—	—	1,258,695	289,605	—	1,548,300

Investment in subsidiaries	2,621,530	—	—	—	(2,621,530)	—
Receivable from Arch Coal	1,509,032	—	—	32,211	—	1,541,243
Intercompanies	(2,364,534)	993,857	1,141,474	229,203	—	—
Other	1,785	5,325	2,543	4,519	—	14,172

Total other assets	1,767,813	999,182	1,144,017	265,933	(2,621,530)	1,555,415

Total assets	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Accounts payable	$4,176	$—	$55,514	$14,818	$—	$74,508
Accrued expenses	2,885	32,063	97,649	11,835	—	144,432
Commercial paper	49,452	—	0	0	—	49,452

Total current liabilities	56,513	32,063	153,163	26,653	—	268,392

Long-term debt	—	954,782	0	0	—	954,782
Asset retirement obligations	—	—	264,873	10,041	—	274,914
Accrued postretirement benefits other than pension	6,346	—	14,858	7,615	—	28,819
Accrued pension benefits	11,307	—	16,936	6,280	—	34,523
Accrued workers’ compensation	(1,199)	—	1,217	4,049	—	4,067
Other noncurrent liabilities	1,847	—	24,864	33	—	26,744

Total liabilities	74,814	986,845	475,911	54,671	—	1,592,241

Redeemable membership interest	8,962	—	—	—	—	8,962
Non-redeemable membership interest	1,706,710	14,490	2,060,784	546,256	(2,621,530)	1,706,710

Total liabilities and membership interests	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,690	$—	$84	$77	$—	$2,851
Receivables	1,250	—	1,138	542	—	2,930
Inventories	—	—	102,216	31,510	—	133,726
Other	10,330	2,154	4,669	4,464	—	21,617

Total current assets	14,270	2,154	108,107	36,593	—	161,124

Property, plant and equipment, net	—	—	1,065,064	326,777	—	1,391,841

Investment in subsidiaries	2,362,717	—	—	—	(2,362,717)	—
Receivable from Arch Coal	1,498,201	—	—	29,867	—	1,528,068
Intercompanies	(2,238,175)	993,048	1,090,674	154,453	—	—
Other	700	7,471	11,474	4,406	—	24,051

Total other assets	1,623,443	1,000,519	1,102,148	188,726	(2,362,717)	1,552,119

Total assets	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

Accounts payable	$7,167	$—	$88,938	$17,506	$—	$113,611
Accrued expenses	4,293	32,063	90,605	7,579	—	134,540
Commercial paper	65,671	—	—	—	—	65,671

Total current liabilities	77,131	32,063	179,543	25,085	—	313,822

Long-term debt	—	956,148	—	—	—	956,148
Asset retirement obligations	—	—	214,388	13,009	—	227,397
Accrued postretirement benefits other than pension	23,492	—	2,485	11,514	—	37,491
Accrued pension benefits	32,671	—	—	3,945	—	36,616
Accrued workers’ compensation	(1,045)	—	642	4,084	—	3,681
Other noncurrent liabilities	1,086	—	24,465	—	—	25,551

Total liabilities	133,335	988,211	421,523	57,637	—	1,600,706

Redeemable membership interest	8,765	—	—	—	—	8,765
Non-redeemable membership interest	1,495,613	14,462	1,853,796	494,459	(2,362,717)	1,495,613

Total liabilities and membership interests	$1,637,713	$1,002,673	$2,275,319	$552,096	$(2,362,717)	$3,105,084

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(95,111)	$824	$171,532	$100,874	$178,119

Investing Activities
Capital expenditures	—	—	(101,887)	(23,567)	(125,454)
Change in receivable from Arch Coal	(30,440)	—	—	(2,344)	(32,784)
Additions to prepaid royalties	—	—	(2,209)	(582)	(2,791)
Proceeds from dispositions of property, plant and equipment	—	—	66	25	91
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	(30,440)	—	(100,821)	(26,468)	(157,729)

Financing Activities

Net payments on commercial paper	(16,219)	—	—	—	(16,219)
Debt financing costs	(188)	(15)	—	—	(203)
Transactions with affiliates, net	145,982	(809)	(70,734)	(74,439)	—

Cash provided by (used in) financing activities	129,575	(824)	(70,734)	(74,439)	(16,422)

Increase (decrease) in cash and cash equivalents	4,024	—	(23)	(33)	3,968
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$6,714	$—	$61	$44	$6,819

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2008
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(21,533)	$11,703	$280,446	$125,966	$396,582

Investing Activities
Capital expenditures	—	—	(257,029)	(29,578)	(286,607)
Increase in receivable from Arch Coal	(99,311)	—	(112)	(968)	(100,391)
Proceeds from dispositions of property, plant and equipment	—	—	355	23	378
Additions to prepaid royalties	—	—	—	(535)	(535)
Reimbursement of deposits on equipment	—	—	2,697	—	2,697

Cash used in investing activities	(99,311)	—	(254,089)	(31,058)	(384,458)

Financing Activities

Net repayments on commercial paper	(9,288)	—	—	—	(9,288)
Debt financing costs	(219)	(14)	—	—	(233)
Transactions with affiliates, net	132,963	(11,689)	(26,289)	(94,985)	—

Cash provided by (used in) financing activities	123,456	(11,703)	(26,289)	(94,985)	(9,521)

Increase (decrease) in cash and cash equivalents	2,612	—	68	(77)	2,603
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$2,690	$—	$84	$77	$2,851

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2007
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(8,261)	$4,263	$227,606	$101,156	$324,764
Investing Activities
Capital expenditures	—	—	(92,820)	(54,603)	(147,423)
Increase in receivable from Arch Coal	(274,352)	—	(2)	(2,016)	(276,370)
Additions to prepaid royalties	—	—	—	(532)	(532)
Proceeds from dispositions of property, plant and equipment	6,000	—	455	86	6,541
Reimbursement of deposits on equipment	—	—	18,325	—	18,325

Cash used in investing activities	(268,352)	—	(74,042)	(57,065)	(399,459)
Financing Activities
Net proceeds from commercial paper	74,959	—	—	—	74,959
Debt financing costs	(202)	—	—	—	(202)
Transactions with affiliates, net	201,934	(4,263)	(153,709)	(43,962)	—

Cash provided by (used in) financing activities	276,691	(4,263)	(153,709)	(43,962)	74,757

Increase (decrease) in cash and cash equivalents	78	—	(145)	129	62
Cash and cash equivalents, beginning of period	—	—	161	25	186

Cash and cash equivalents, end of period	$78	$—	$16	$154	$248

ARCH WESTERN RESOURCES, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to Costs	Charged to		Balance at
	Beginning of Year	and Expenses	Other Accounts	Deductions(a)	End of Year
	(In thousands)
Year Ended Dec. 31, 2009
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	11,987	1,210	—	612	12,583
Year Ended Dec. 31, 2008
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	12,497	1,492	—	2,002	11,987
Year Ended Dec. 31, 2007
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$962	$—	$—	$962	$—
Current assets — repair parts and supplies inventories	12,076	663	—	242	12,497

(a)	Reserves utilized, unless otherwise indicated.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Arch Western Resources, LLC
/s/ Paul A. Lang
Paul A. Lang
President
March 31, 2010
     KNOW ALL PERSONS BY THESE PRESENTS: That each of the undersigned member and officers of Arch Western Resources, LLC, a Delaware limited liability company, hereby constitutes and appoints Robert G. Jones and Jon S. Ploetz, and each of them, its or his true and lawful attorney-in-fact and agent, with full power to act without the other, to sign Arch Western Resources, LLC’s Annual Report on Form 10-K for the year ended December 31, 2009, to be filed with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended; to file such Annual Report and the exhibits thereto and any and all other documents in connection therewith, including without limitation, amendments thereto, with the Securities and Exchange Commission; and to do and perform any and all other acts and things requisite and necessary to be done in connection with the foregoing as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Paul A. Lang	Paul A. Lang	March 31, 2010
President
(Principal Executive Officer)

/s/ John T. Drexler	John T. Drexler	March 31, 2010
Vice President
(Principal Financial Officer)

Arch Western Acquisition Corporation	Sole Managing Member	March 31, 2010

By: /s/ John T. Drexler
John T. Drexler, Vice President

Exhibit Index

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.1	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the registrant on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.5	Registration Rights Agreement, dated October 22, 2004, among Arch Coal, Inc., Arch Western Resources, LLC, Arch Western Finance, LLC, Triton Coal Company, LLC, Arch Western Bituminous Group, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C. and Thunder Basin Coal Company, L.L.C. and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the registrant on October 23, 2004).

10.1	Federal Coal Lease dated as of June 24, 1993 between the U.S. Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Federal Coal Lease between the U.S. Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	Federal Coal Lease dated as of July 19, 1997 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7	Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Federal Coal Lease dated as of October 1, 1999 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 to Arch Coal’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.9	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch

Exhibit	Description
Coal on February 10, 2005).

10.10	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Master Lease and Sublease Agreement, dated effective as of April 1, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Amendment No. 1 to Master Lease and Sublease Agreement, dated effective as of December 30, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	State Coal Lease executed October 1, 2004 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company and Arch Coal, Inc., as lessees, covering a tract of land located in Seiever County, Utah (incorporated by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	State Coal Lease executed September 1, 2000 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Canyon Fuel Company, LLC, as lessee, for lands located in Carbon County, Utah (incorporated by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.16	Federal Coal Lease executed September 1, 1996 by and between the Bureau of Land Management, as lessor, and Canyon Fuel Company, LLC, as lessee, covering a tract of land known as “The North Lease” in Carbon County, Utah (incorporated by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	State Coal Lease executed January 18, 2008 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company, as lessee, for lands located in Emery County, Utah (incorporated by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Purchase and Sale Agreement, dated as of February 3, 2006, by and among various entities listed on Schedule I, as the originators, and Arch Coal, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

21.1	Subsidiaries of the registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of John T. Drexler.