Form 10-Q
period 2010-03-31
ARCH WESTERN RESOURCES LLC
filed 2010-05-17
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At May 17, 2010, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended March 31
	2010	2009
	(unaudited)
REVENUES
Coal sales	$472,847	$416,250

COSTS, EXPENSES AND OTHER
Cost of coal sales	397,509	361,372
Depreciation, depletion and amortization	44,040	38,465
Amortization of acquired sales contracts, net	10,753	(228)
Selling, general and administrative expenses	7,841	9,828
Other operating income, net	(1,390)	(949)

	458,753	408,488

Income from operations	14,094	7,762

Interest expense, net:
Interest expense	(17,503)	(17,518)
Interest income, primarily from Arch Coal, Inc.	11,915	11,800

	(5,588)	(5,718)

Net income	$8,506	$2,044

Net income (loss) attributable to redeemable membership interest	$26	$(7)
Net income attributable to non-redeemable membership interest	$8,480	$2,051
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,339	$6,819
Receivables	2,768	8,379
Inventories	160,137	165,650
Other	21,935	23,350

Total current assets	195,179	204,198

Property, plant and equipment, net	1,514,626	1,548,300

Other assets:
Receivable from Arch Coal, Inc.	1,617,548	1,541,243
Other	15,457	14,172

Total other assets	1,633,005	1,555,415

Total assets	$3,342,810	$3,307,913

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$85,433	$74,508
Accrued expenses	134,239	144,432
Commercial paper	53,230	49,452

Total current liabilities	272,902	268,392

Long-term debt	954,440	954,782
Asset retirement obligations	280,538	274,914
Accrued postretirement benefits other than pension	28,999	28,819
Accrued pension benefits	35,863	34,523
Accrued workers’ compensation	3,441	4,067
Other noncurrent liabilities	42,147	26,744

Total liabilities	1,618,330	1,592,241

Redeemable membership interest	8,990	8,962

Non-redeemable membership interest	1,715,490	1,706,710

Total liabilities and membership interests	$3,342,810	$3,307,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31
	2010	2009
	(unaudited)
OPERATING ACTIVITIES
Net income	$8,506	$2,044
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	44,040	38,465
Amortization of acquired sales contracts, net	10,753	(228)
Changes in:
Receivables	5,611	1,242
Inventories	5,513	(5,739)
Accounts payable and accrued expenses	4,177	(23,614)
Other	24,440	23,347

Cash provided by operating activities	103,040	35,517

INVESTING ACTIVITIES
Capital expenditures	(13,826)	(49,873)
Change in receivable from Arch Coal, Inc.	(86,974)	41,616
Proceeds from dispositions of property, plant and equipment	74	—
Additions to prepaid royalties	(2,509)	—
Reimbursement of deposits on equipment	—	3,209

Cash used in investing activities	(103,235)	(5,048)

FINANCING ACTIVITIES
Net proceeds from (repayments on) commercial paper	3,778	(32,735)
Debt financing costs	(63)	—

Cash provided by (used in) financing activities	3,715	(32,735)

Increase (decrease) in cash and cash equivalents	3,520	(2,266)
Cash and cash equivalents, beginning of period	6,819	2,851

Cash and cash equivalents, end of period	$10,339	$585

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three month period ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
     There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Healthcare Reform Legislation
     On March 23, 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law, which, along with the Health Care and Education Reconciliation Act of 2010, (collectively, the Acts) requires a minimum level of health care coverage for individuals and requires that employers provide a minimum level of coverage for full-time employees or incur penalties. Some of the plan coverage requirements that will have an impact on the Company’s costs include bans on exclusions for pre-existing conditions, extension of dependent coverage through age 26, mandatory coverage of preventative services and the elimination of lifetime dollar limits for covered individuals. The Acts also provide for an excise tax of 40% on high-cost health care plans. The Acts also addressed workers’ compensation programs for pneumoconiosis (occupational disease), extending the period of time during which miners can file claims and providing benefit payments to surviving spouses.
     Certain coverage provisions do not go into effect until 2014, and the excise tax will begin in 2018, but there are a number of dependent coverage and insurance market reforms that will take effect immediately. Full implementation of the Acts will run through 2020. The Company is currently evaluating the Acts to determine whether there are changes that will be required to be made to its employee benefit plans. The Company expects that federal agencies will continue to develop guidance for complying with the Acts. We don’t believe that the coverage standards will have a significant impact on future healthcare benefits that the Company provides for eligible active and retired employees or on projected occupational disease benefits, however, until further implementation guidance is provided, it is not reasonably possible to estimate the full extent of the Acts and how they will impact the Company.
4. Inventories
     Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Coal	$42,642	$42,316
Repair parts and supplies, net of allowance	117,495	123,334

	$160,137	$165,650

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.0 million at March 31, 2010, and $12.6 million at December 31, 2009.

5. Debt
     On March 25, 2010, the Company entered into an amendment to its commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011.
6. Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: At March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents approximate fair value.
     Debt: The fair value of the Company’s debt was $1,008.0 million and $992.3 million at March 31, 2010 and December 31, 2009, respectively. Fair values are based upon observed prices in active market when available or from valuation models using market information.
7. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table presents the components of comprehensive income:

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
Net income	$8,506	$2,044
Other comprehensive income:
Pension, postretirement and other post-employment benefits, reclassifications into net income	326	(82)

Total comprehensive income	$8,832	$1,962

8. Related Party Transactions
     Transactions with Arch Coal may not be at arm’s length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At March 31, 2010 and December 31, 2009 the receivable from Arch Coal was approximately $1.6 billion and $1.5 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $11.9 million and $11.8 million for the three months ended March 31, 2010 and 2009, respectively. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.
     The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime interest rate and days sales outstanding. During the three months ended March 31, 2010 and 2009, the Company sold $411.9 million and $385.1 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $0.9 million and $1.0 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three months ended March 31, 2010 and 2009, the Company incurred production royalties of $18.1 million and $11.2 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $7.8 million and $9.8 million for the three months ended March 31, 2010 and 2009, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
9. Contingencies
     The Company is a party to numerous claims and lawsuits with respect to various matters. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. After conferring with counsel, it is the opinion of management that the ultimate resolution of pending claims will not have a material adverse effect on the condensed consolidated financial condition, results of operations or liquidity of the Company.
10. Segment Information
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
     Operating segment results for the three months ended March 31, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.
     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(In thousands)
Three months ended March 31, 2010
Coal sales	$340,166	$132,681	$—	$472,847
Income (loss) from operations	10,147	12,446	(8,499)	14,094
Total assets	1,020,724	654,529	1,667,557	3,342,810
Depreciation, depletion and amortization	23,778	20,262	—	44,040
Amortization of acquired sales contracts, net	10,753	—	—	10,753
Capital expenditures	725	13,101	—	13,826

Three months ended March 31, 2009
Coal sales	$295,310	$120,940	$—	$416,250
Income (loss) from operations	25,392	(7,037)	(10,593)	7,762
Total assets	862,275	694,790	1,493,152	3,050,217
Depreciation, depletion and amortization	18,743	19,722	—	38,465
Amortization of acquired sales contracts, net	83	(311)	—	(228)
Capital expenditures	33,779	16,094	—	49,873

     A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Income from operations	$14,094	$7,762
Interest expense	(17,503)	(17,518)
Interest income	11,915	11,800

Net income	$8,506	$2,044

11. Supplemental Condensed Consolidating Financial Information
     Pursuant to the indenture governing the Arch Western Finance senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Arch Western Finance, LLC, a wholly-owned subsidiary of the Company), (iii) the Company’s wholly-owned subsidiaries (Thunder Basin Coal Company, LLC, Mountain Coal Company, LLC, and Arch of Wyoming, LLC), on a combined basis, which are guarantors under the Notes, and (iv) the Company’s majority-owned subsidiary, Canyon Fuel Company, LLC, which is not a guarantor under the Notes.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$378,435	$94,412	$—	$472,847
Cost of coal sales	967	—	324,560	73,379	(1,397)	397,509
Depreciation, depletion and amortization	—	—	30,736	13,304	—	44,040
Amortization of acquired sales contracts, net	—	—	10,753	—	—	10,753
Selling, general and administrative expenses	7,841	—	—	—	—	7,841
Other operating income, net	(309)	—	(773)	(1,705)	1,397	(1,390)

	8,499	—	365,276	84,978	—	458,753
Income from investment in subsidiaries	22,209	—	—	—	(22,209)	—

Income from operations	13,710	—	13,159	9,434	(22,209)	14,094

Interest expense	(17,096)	(16,230)	—	(208)	16,031	(17,503)
Interest income	11,892	16,031	1	22	(16,031)	11,915

	(5,204)	(199)	1	(186)	—	(5,588)

Net income (loss)	$8,506	$(199)	$13,160	$9,248	$(22,209)	$8,506

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended March 31, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$325,944	$90,306	$—	$416,250
Cost of coal sales	834	—	289,002	72,381	(845)	361,372
Depreciation, depletion and amortization	—	—	25,175	13,290	—	38,465
Amortization of acquired sales contracts, net	—	—	(228)	—	—	(228)
Selling, general and administrative expenses	9,828	—	—	—	—	9,828
Other operating income, net	(69)	—	(641)	(1,084)	845	(949)

	10,593	—	313,308	84,587	—	408,488
Income from investment in subsidiaries	18,079	—	—	—	(18,079)	—

Income from operations	7,486	—	12,636	5,719	(18,079)	7,762
Interest expense	(17,095)	(16,033)	(169)	(252)	16,031	(17,518)
Interest income	11,653	16,031	27	120	(16,031)	11,800

	(5,442)	(2)	(142)	(132)	—	(5,718)

Net income (loss)	$2,044	$(2)	$12,494	$5,587	$(18,079)	$2,044

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2010
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$10,188	$—	$55	$96	$—	$10,339
Receivables	318	—	2,256	194	—	2,768
Inventories	—	—	118,594	41,543	—	160,137
Other	7,313	2,150	3,199	9,273	—	21,935

Total current assets	17,819	2,150	124,104	51,106	—	195,179

Property, plant and equipment, net	—	—	1,235,562	279,064	—	1,514,626

Investment in subsidiaries	2,644,731	—	—	—	(2,644,731)	—
Receivable from Arch Coal	1,594,978	—	—	22,570	—	1,617,548
Intercompanies	(2,457,428)	977,825	1,224,742	254,861	—	—
Other	1,214	4,789	5,027	4,427	—	15,457

Total other assets	1,783,495	982,614	1,229,769	281,858	(2,644,731)	1,633,005

Total assets	$1,801,314	$984,764	$2,589,435	$612,028	$(2,644,731)	$3,342,810

Accounts payable	$5,233	$—	$64,449	$15,751	$—	$85,433
Accrued expenses	1,518	16,031	104,777	11,913	—	134,239
Commercial paper	53,230	—	—	—	—	53,230

Total current liabilities	59,981	16,031	169,226	27,664	—	272,902

Long-term debt	—	954,440	—	—	—	954,440
Asset retirement obligations	—	—	270,265	10,273	—	280,538
Accrued postretirement benefits other than pension	6,249	—	15,115	7,635	—	28,999
Accrued pension benefits	10,761	—	18,105	6,997	—	35,863
Accrued workers’ compensation	(1,616)	—	1,201	3,856	—	3,441
Other noncurrent liabilities	1,459	—	40,626	62	—	42,147

Total liabilities	76,834	970,471	514,538	56,487	—	1,618,330

Redeemable membership interest	8,990	—	—	—	—	8,990
Non-redeemable membership interest	1,715,490	14,293	2,074,897	555,541	(2,644,731)	1,715,490

Total liabilities and membership interests	$1,801,314	$984,764	$2,589,435	$612,028	$(2,644,731)	$3,342,810

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,714	$—	$61	$44	$—	$6,819
Receivables	5,536	—	2,123	720	—	8,379
Inventories	—	—	127,907	37,743	—	165,650
Other	10,423	2,153	3,892	6,882	—	23,350

Total current assets	22,673	2,153	133,983	45,389	—	204,198

Property, plant and equipment, net	—	—	1,258,695	289,605	—	1,548,300

Investment in subsidiaries	2,621,530	—	—	—	(2,621,530)	—
Receivable from Arch Coal	1,509,032	—	—	32,211	—	1,541,243
Intercompanies	(2,364,534)	993,857	1,141,474	229,203	—	—
Other	1,785	5,325	2,543	4,519	—	14,172

Total other assets	1,767,813	999,182	1,144,017	265,933	(2,621,530)	1,555,415

Total assets	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Accounts payable	$4,176	$—	$55,514	$14,818	$—	$74,508
Accrued expenses	2,885	32,063	97,649	11,835	—	144,432
Commercial paper	49,452	—	—	—	—	49,452

Total current liabilities	56,513	32,063	153,163	26,653	—	268,392

Long-term debt	—	954,782	—	—	—	954,782
Asset retirement obligations	—	—	264,873	10,041	—	274,914
Accrued postretirement benefits other than pension	6,346	—	14,858	7,615	—	28,819
Accrued pension benefits	11,307	—	16,936	6,280	—	34,523
Accrued workers’ compensation	(1,199)	—	1,217	4,049	—	4,067
Other noncurrent liabilities	1,847	—	24,864	33	—	26,744

Total liabilities	74,814	986,845	475,911	54,671	—	1,592,241

Redeemable membership interest	8,962	—	—	—	—	8,962
Non-redeemable membership interest	1,706,710	14,490	2,060,784	546,256	(2,621,530)	1,706,710

Total liabilities and membership interests	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(7,279)	$(16,032)	$107,573	$18,778	$103,040

Investing Activities
Capital expenditures	—	—	(11,087)	(2,739)	(13,826)
Change in receivable from Arch Coal, Inc.	(96,616)	—	—	9,642	(86,974)
Proceeds from dispositions of property, plant and equipment	—	—	45	29	74
Additions to prepaid royalties	—	—	(2,509)	—	(2,509)

Cash provided by (used in) investing activities	(96,616)	—	(13,551)	6,932	(103,235)

Financing Activities

Net proceeds on commercial paper	3,778	—	—	—	3,778
Debt financing costs	(63)	—	—	—	(63)
Transactions with affiliates, net	103,654	16,032	(94,028)	(25,658)	—

Cash provided by (used in) financing activities	107,369	16,032	(94,028)	(25,658)	3,715

Increase (decrease) in cash and cash equivalents	3,474	—	(6)	52	3,520
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819

Cash and cash equivalents, end of period	$10,188	$—	$55	$96	$10,339

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(17,468)	$(15,834)	$51,906	$16,913	$35,517

Investing Activities
Capital expenditures	—	—	(47,504)	(2,369)	(49,873)
Change in receivable from Arch Coal, Inc.	43,321	—	—	(1,705)	41,616
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	43,321	—	(44,295)	(4,074)	(5,048)

Financing Activities

Net payments on commercial paper	(32,735)	—	—	—	(32,735)
Transactions with affiliates, net	4,673	15,834	(7,631)	(12,876)	—

Cash provided by (used in) financing activities	(28,062)	15,834	(7,631)	(12,876)	(32,735)

Decrease in cash and cash equivalents	(2,209)	—	(20)	(37)	(2,266)
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$481	$—	$64	$40	$585

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This document contains “forward—looking statements” ¯ that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from regulations relating to mine safety; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature. These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law. For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          We estimate that coal markets in 2010 will reflect improvement over the weak domestic steam coal markets that prevailed in 2009. Year-to-date U.S. power generation increased approximately 3% through the second week in April, in response to slowly improving domestic and international economic conditions, as well as cold winter weather in most of the U.S. We estimate that U.S. steam coal demand will grow in 2010, fueled by the improving economy, as well as declining generator stockpile levels.
               In addition, the world’s economies have continued to recover, which has resulted in increased demand for U.S. metallurgical coal. As increasing demand for metallurgical coal pulls supply from the Eastern steam coal market, when combined with continued regulatory challenges and reserve degradation in that region, we expect an improvement in the demand and pricing for Powder River Basin coal.
Results of Operations
          Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
          Summary. Our results during the first quarter of 2010, when compared to the first quarter of 2009, were influenced primarily by higher sales volumes in our Powder River Basin segment as a result of the contribution of the Jacobs Ranch mining complex to us on October 1, 2009 and improved geologic conditions at our West Elk mine in the Western Bituminous region, partially offset by lower average coal sales realizations in the first quarter of 2010 and higher depletion, depreciation and amortization costs (including the amortization of above-market sales contracts) related to the Jacobs Ranch mining complex.

          Revenues. The following table summarizes information about coal sales for the three months ended March 31, 2010 and compares it with the information for the three months ended March 31, 2009:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$472,847	$416,250	$56,597	13.6%
Tons sold	33,808	26,256	7,552	28.8%
Coal sales realization per ton sold	$13.98	$15.85	$(1.87)	(11.8)%
          Coal sales increased in the first quarter of 2010 from the first quarter of 2009 primarily resulting from the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the 2010 quarter due to lower realizations per ton in our Powder River Basin segment, as well as the impact on our average selling price of the higher Powder River Basin volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results” beginning on page 16.
          Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2010 and compares them with the information for the three months ended March 31, 2009:

			Increase (Decrease)
	Three Months Ended March 31		in Net Income
	2010	2009	$	%
		(Amounts in thousands, except percentages)
Cost of coal sales	$397,509	361,372	(36,137)	(10.0)%
Depreciation, depletion and amortization	44,040	38,465	(5,575)	(14.5)
Amortization of acquired sales contracts, net	10,753	(228)	(10,981)	N/A
Selling, general and administrative expenses	7,841	9,828	1,987	20.2
Other operating income, net	(1,390)	(949)	441	(46.5)

	$458,753	$408,488	$(50,265)	(12.3)%

          Cost of coal sales. Our cost of coal sales increased in the first quarter of 2010 from the first quarter of 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact in 2009 of geology issues at our West Elk mine in the Western Bituminous region. We have provided more information about our operating segments under the heading “Operating segment results” beginning on page 16.
          Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the first quarter of 2009, higher depreciation and amortization costs in the first quarter of 2010 resulted primarily from the impact of the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009.
          Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

          Operating segment results. The following table shows results by operating segment for the three months ended March 31, 2010 and compares it with information for the three months ended March 31, 2009:

	Three Months Ended March 31		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	29,681	22,357	7,324	32.8%
Coal sales realization per ton sold (1)	$11.38	$13.00	$(1.62)	(12.5)%
Operating margin per ton sold (2)	$0.32	$1.11	$(0.79)	(71.2)%

Western Bituminous
Tons sold (in thousands)	4,127	3,899	228	5.9%
Coal sales realization per ton sold (1)	$28.98	$28.09	$0.89	3.2%
Operating margin per ton sold (2)	$2.60	$(2.10)	$4.70	(223.8)%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended March 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin and $3.17 for the Western Bituminous region. For the three months ended March 31, 2009, transportation costs per ton were $0.21 for the Powder River Basin and $2.92 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
          Powder River Basin — The increase in sales volume in the Powder River Basin in the first quarter of 2010 when compared with the first quarter of 2009 resulted from the contribution of the Jacobs Ranch mining operations to us on October 1, 2009. Decreases in sales prices during the first quarter of 2010 when compared with the first quarter of 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the first quarter of 2010 decreased from the first quarter of 2009 due to the lower sales prices, partially offset by a decrease in per-ton costs. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations and our cost containment efforts.
          Western Bituminous — In the Western Bituminous region, a soft steam coal market and a longwall move in the first quarter of 2010 kept sales volumes at levels comparable to the first quarter of 2009, when a roof fall at the West Elk complex in Colorado shut down production for 10 days. In the first half of 2009, we encountered sandstone intrusions at the West Elk mining complex that resulted in a higher ash content in the coal produced, and declining coal demand had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we reduced our production levels at the mine after the first quarter of 2009. To address any future quality issues, we are building a preparation plant at the mine, with estimated capital costs of $25 million to $30 million. Despite the detrimental impact in the first quarter of 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Higher per-ton operating margins in the first quarter of 2010 were the result of the West Elk quality issues in the first quarter of 2009. In the first quarter of 2010, we continued to mine in more favorable geologic conditions. We expect the construction of the preparation plant to be completed in the second half of 2010.
          We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels was detected in an area that was in the process of being permanently sealed off. The increase in carbon monoxide levels is believed to have been caused by a heating event in a previously mined area. We expect the issue to take several weeks to resolve, and an estimated restart date will in part depend on the receipt of approval to re-enter the mine from the Mine Safety and Health Administration.

          Net interest expense. The following table summarizes our net interest expense for the three months ended March 31, 2010 and compares it with the information for the three months ended March 31, 2009:

	Three Months Ended March 31		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(17,503)	$(17,518)	$(15)	0.1%
Interest income	11,915	11,800	(115)	(1.0)

	$(5,588)	$(5,718)	$(130)	2.3%

Liquidity and Capital Resources
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
     Under Arch Coal’s accounts receivable securitization program, we sold $411.9 million of trade accounts receivable to Arch Coal during the first quarter of 2010, at a total discount of $0.9 million. During the first quarter of 2009, we sold $385.1 million of trade accounts receivable to Arch Coal, at a total discount of $1.0 million.
     On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011. We had commercial paper outstanding of $53.2 million at March 31, 2010 and $49.5 million at December 31, 2009. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $950.0 million of 6.75% senior notes due on July 1, 2013. The notes are guaranteed by AWR and certain of its subsidiaries and are secured by an intercompany note from AWR to Arch Coal, Inc. The indenture under which the notes were issued contains certain restrictive covenants that limit AWR’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The notes may be redeemed as follows: at 102.250% of par for notes redeemed prior to July 1, 2010, at 101.125% of par for notes redeemed between July 1, 2010 and June 30, 2011, and 100% for notes redeemed on or after July 1, 2011.

     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$103,040	$35,517
Investing activities	(103,235)	(5,048)
Financing activities	3,715	(32,735)
     Cash provided by operating activities increased in the first three months of 2010 compared to the first three months of 2009, primarily as a result of our improved operating performance, excluding the effect of depreciation, depletion and amortization, and an increase in accounts payable in the first quarter of 2010, compared to a decrease in the first quarter of 2009.
     We used $98.2 million more cash in investing activities for the first three months of 2010 than in the first three months of 2009, primarily due to an increase in cash loaned to Arch Coal, partially offset by a decrease in capital expenditures. The decrease in capital expenditures was the result of our capital spending reduction efforts. During the first three months of 2009, we spent approximately $11.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $30.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming.
     Cash provided by financing activities was $3.7 million during the first three months of 2010, compared to cash used in financing activities of $32.7 million during the first three months of 2009. We repaid $32.7 million under our commercial paper program in 2009. As a result of the poor credit markets, we had been unable to issue commercial paper up to the maximum amount allowed under the program. We have since reduced the maximum allowed under the program to $75 million from $100 million, as discussed previously.
Critical Accounting Policies
     For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 40 to 45 million gallons of diesel fuel annually in our operations. Arch Coal enters into heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The cash settlements related to these swaps and options are allocated to us through the Arch Coal intercompany account.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At March 31, 2010, with the exception of our outstanding commercial paper, all of our outstanding debt bore interest at fixed rates.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.
Item 1A. Risk Factors.
     Our business inherently involves certain risks and uncertainties. The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Reserved
Item 5. Other Information.
     None.
Item 6. Exhibits.
     The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
10.1	First Amendment to Purchase and Sale Agreement, dated February 24, 2010, by and among various entities party thereto, as originators, and Arch Coal, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of John T. Drexler.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC
By:	/s/ John T. Drexler
John T. Drexler
Vice President
May 17, 2010