Form 10-Q
period 2010-06-30
ARCH WESTERN RESOURCES LLC
filed 2010-08-16
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 16, 2010, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
		(unaudited)
Revenues
Coal sales	$481,478	$360,806	$954,325	$777,056

Costs, expenses and other
Cost of coal sales	396,570	320,295	794,079	681,667
Depreciation, depletion and amortization	40,087	36,303	84,127	74,768
Amortization of acquired sales contracts, net	5,214	58	15,967	(170)
Selling, general and administrative expenses	11,408	7,240	19,249	17,068
Other operating income, net	(1,114)	(922)	(2,504)	(1,871)

	452,165	362,974	910,918	771,462

Income (loss) from operations	29,313	(2,168)	43,407	5,594

Interest expense, net:
Interest expense	(17,571)	(15,831)	(35,074)	(33,349)
Interest income, primarily from Arch Coal, Inc.	14,103	11,566	26,018	23,366

	(3,468)	(4,265)	(9,056)	(9,983)

Net income (loss)	$25,845	$(6,433)	$34,351	$(4,389)

Net income (loss) attributable to redeemable membership interest	$118	$(35)	$144	$(42)
Net income (loss) attributable to non-redeemable membership interest	$25,727	$(6,398)	$34,207	$(4,347)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,506	$6,819
Receivables	1,889	8,379
Receivable from Arch Coal, Inc.	280,625	—
Inventories	153,953	165,650
Other	17,379	23,350

Total current assets	486,352	204,198

Property, plant and equipment, net	1,498,916	1,548,300

Other assets:
Receivable from Arch Coal, Inc.	1,388,153	1,541,243
Other	13,848	14,172

Total other assets	1,402,001	1,555,415

Total assets	$3,387,269	$3,307,913

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable	$86,163	$74,508
Accrued expenses	146,549	144,432
Commercial paper and current portion of long-term debt	339,155	49,452

Total current liabilities	571,867	268,392

Long-term debt	676,941	954,782
Asset retirement obligations	286,268	274,914
Accrued postretirement benefits other than pension	29,377	28,819
Accrued pension benefits	36,178	34,523
Accrued workers’ compensation	3,573	4,067
Other noncurrent liabilities	33,050	26,744

Total liabilities	1,637,254	1,592,241

Redeemable membership interest	9,993	8,962

Non-redeemable membership interest	1,740,022	1,706,710

Total liabilities and membership interests	$3,387,269	$3,307,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30
	2010	2009
	(unaudited)
OPERATING ACTIVITIES
Net income (loss)	$34,351	$(4,389)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	84,127	74,768
Amortization of acquired sales contracts, net	15,967	(170)
Changes in:
Receivables	6,490	402
Inventories	11,697	(19,105)
Accounts payable and accrued expenses	17,193	(18,600)
Other	26,583	22,793

Cash provided by operating activities	196,408	55,699

INVESTING ACTIVITIES
Capital expenditures	(38,203)	(85,377)
Change in receivable from Arch Coal, Inc.	(143,330)	60,464
Proceeds from dispositions of property, plant and equipment	74	30
Additions to prepaid royalties	(2,635)	(2,207)
Reimbursement of deposits on equipment	—	3,209

Cash used in investing activities	(184,094)	(23,881)

FINANCING ACTIVITIES
Net proceeds from (repayments on) commercial paper	12,545	(26,927)
Debt financing costs	(63)	(125)
Contribution from non-redeemable membership interest	891	—

Cash provided by (used in) financing activities	13,373	(27,052)

Increase in cash and cash equivalents	25,687	4,766
Cash and cash equivalents, beginning of period	6,819	2,851

Cash and cash equivalents, end of period	$32,506	$7,617

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
     There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2010	2009
	(In thousands)
Coal	$41,099	$42,316
Repair parts and supplies, net of allowance	112,854	123,334

	$153,953	$165,650

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.3 million at June 30, 2010, and $12.6 million at December 31, 2009.
4. Debt
     On March 25, 2010, the Company entered into an amendment to its commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011.
5. Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: At June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents approximate fair value.
     Debt: The fair value of the Company’s debt, including commercial paper, was $1,014.4 million and $992.3 million at June 30, 2010 and December 31, 2009, respectively. Fair values are based upon observed prices in active markets when available or from valuation models using market information.
6. Comprehensive Income (Loss)
     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) items are transactions recorded in membership interests during the year, excluding net income and transactions with members.

     The following table presents the components of comprehensive income (loss):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$25,845	$(6,433)	$34,351	$(4,389)
Other comprehensive income (loss):
Pension, postretirement and other post-employment benefits reclassifications into net income	(1,177)	375	(851)	293

Total comprehensive income (loss)	$24,668	$(6,058)	$33,500	$(4,096)

7. Related Party Transactions
     Transactions with Arch Coal may not be at arm’s length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At June 30, 2010 and December 31, 2009 the receivable from Arch Coal was approximately $1.7 billion and $1.5 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $13.9 million and $11.6 million for the three months ended June 30, 2010 and 2009, respectively, and $25.8 million and $23.3 million for the six months ended June 30, 2010 and 2009, respectively. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent, except for the anticipated payment referenced in Note 10, “Subsequent Event.”
     The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime interest rate and days sales outstanding. During the three months ended June 30, 2010 and 2009, the Company sold $405.5 million and $322.5 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $1.0 million and $0.8 million, respectively. During the six months ended June 30, 2010 and 2009, the Company sold $817.3 million and $707.6 million, respectively, of trade accounts receivable to Arch Coal at a discount of $1.9 million and $1.8 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three month periods ended June 30, 2010 and 2009, the Company incurred production royalties of $20.8 million and $9.9 million, respectively, payable to Arch Coal under sublease agreements. For the six month periods ended June 30, 2010 and 2009, the Company incurred production royalties of $38.9 million and $21.2 million, respectively, payable to Arch Coal under sublease agreements.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $11.4 million and $7.2 million for the three months ended June 30, 2010 and 2009, respectively, and $19.2 million and $17.1 million for the six months ended June 30, 2010 and 2009, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
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
     Operating segment results for the three and six month periods ended June 30, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.
     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
Three months ended June 30, 2010
Coal sales	$349,369	$132,109	$—	$481,478
Income from operations	24,714	13,864	(9,265)	29,313
Depreciation, depletion and amortization	21,922	18,165	—	40,087
Amortization of acquired sales contracts, net	5,214	—	—	5,214
Capital expenditures	3,674	20,703	—	24,377

Three months ended June 30, 2009
Coal sales	$248,785	$112,021	$—	$360,806
Income (loss) from operations	9,330	(4,265)	(7,233)	(2,168)
Depreciation, depletion and amortization	17,861	18,442	—	36,303
Amortization of acquired sales contracts, net	58	—	—	58
Capital expenditures	8,092	27,412	—	35,504

Six months ended June 30, 2010
Coal sales	$689,535	$264,790	$—	$954,325
Income from operations	34,861	26,310	(17,764)	43,407
Total assets	1,025,456	654,493	1,707,320	3,387,269
Depreciation, depletion and amortization	45,700	38,427	—	84,127
Amortization of acquired sales contracts, net	15,967	—	—	15,967
Capital expenditures	4,399	33,804	—	38,203

Six months ended June 30, 2009
Coal sales	$544,095	$232,961	$—	$777,056
Income (loss) from operations	34,722	(11,302)	(17,826)	5,594
Total assets	850,482	709,731	1,486,789	3,047,002
Depreciation, depletion and amortization	36,604	38,164	—	74,768
Amortization of acquired sales contracts, net	141	(311)	—	(170)
Capital expenditures	41,871	43,506	—	85,377
     A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(In thousands)
Income (loss) from operations	$29,313	$(2,168)	$43,407	$5,594
Interest expense	(17,571)	(15,831)	(35,074)	(33,349)
Interest income	14,103	11,566	26,018	23,366

Net income (loss)	$25,845	$(6,433)	$34,351	$(4,389)

10. Subsequent Event
     On August 5, 2010, the Company gave notice of its intent to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes on September 9, 2010 at a redemption price of 101.125%. The Company expects to fund this redemption with cash transferred from Arch Coal in the form of a loan of approximately $225.0 million and a repayment of a portion of the balance receivable from Arch Coal.
11. Supplemental Condensed Consolidating Financial Information
     Pursuant to the indenture governing the Arch Western Finance senior notes, certain wholly-owned subsidiaries of the Company have fully and unconditionally guaranteed the senior notes on a joint and several basis. The following tables present condensed consolidating financial information for (i) the Company, (ii) the issuer of the senior notes (Arch Western Finance, LLC, a wholly-owned subsidiary of the Company), (iii) the Company’s wholly-owned subsidiaries (Thunder Basin Coal Company, LLC, Mountain Coal Company, LLC, and Arch of Wyoming, LLC), on a combined basis, which are guarantors under the Notes, and (iv) the Company’s majority-owned subsidiary, Canyon Fuel LLC, which is not a guarantor under the Notes.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2010
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$387,161	$94,317	$—	$481,478
Cost of coal sales	(2,088)	—	325,633	74,192	(1,167)	396,570
Depreciation, depletion and amortization	—	—	27,958	12,129	—	40,087
Amortization of acquired sales contracts, net	—	—	5,214	—	—	5,214
Selling, general and administrative expenses	11,408	—	—	—	—	11,408
Other operating income, net	(56)	—	(759)	(1,466)	1,167	(1,114)

	9,264	—	358,046	84,855	—	452,165

Income from investment in subsidiaries	38,366	—	—	—	(38,366)	—

Income from operations	29,102	—	29,115	9,462	(38,366)	29,313
Interest expense	(17,155)	(16,230)	—	(218)	16,032	(17,571)
Interest income	13,898	16,032	185	20	(16,032)	14,103

	(3,257)	(198)	185	(198)	—	(3,468)

Net income	$25,845	$(198)	$29,300	$9,264	$(38,366)	$25,845

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Three Months Ended June 30, 2009
(in thousands)

				Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$283,203	$77,603	$—	$360,806
Cost of coal sales	30	—	258,283	62,604	(622)	320,295
Depreciation, depletion and amortization	—	—	23,972	12,331	—	36,303
Amortization of acquired sales contracts, net	—	—	58	—	—	58
Selling, general and administrative expenses	7,240	—	—	—	—	7,240
Other operating income, net	(63)	—	(571)	(910)	622	(922)

	7,207	—	281,742	74,025	—	362,974

Income from investment in subsidiaries	6,060	—	—	—	(6,060)	—

Income (loss) from operations	(1,147)	—	1,461	3,578	(6,060)	(2,168)
Interest expense	(16,807)	(16,004)	1,151	(203)	16,032	(15,831)
Interest income	11,521	16,032	2	43	(16,032)	11,566

	(5,286)	28	1,153	(160)	—	(4,265)

Net income (loss)	$(6,433)	$28	$2,614	$3,418	$(6,060)	$(6,433)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2010
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$765,596	$188,729	$—	$954,325
Cost of coal sales	(1,121)	—	650,193	147,571	(2,564)	794,079
Depreciation, depletion and amortization	—	—	58,694	25,433	—	84,127
Amortization of acquired sales contracts, net	—	—	15,967	—	—	15,967
Selling, general and administrative expenses	19,249	—	—	—	—	19,249
Other operating income, net	(365)	—	(1,532)	(3,171)	2,564	(2,504)

	17,763	—	723,322	169,833	—	910,918

Income from investment in subsidiaries	60,575	—	—	—	(60,575)	—

Income from operations	42,812	—	42,274	18,896	(60,575)	43,407
Interest expense	(34,251)	(32,460)	—	(426)	32,063	(35,074)
Interest income	25,790	32,063	186	42	(32,063)	26,018

	(8,461)	(397)	186	(384)	—	(9,056)

Net income (loss)	$34,351	$(397)	$42,460	$18,512	$(60,575)	$34,351

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
Six Months Ended June 30, 2009
(in thousands)

	Parent		Guarantor	Non- Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$609,147	$167,909	$—	$777,056
Cost of coal sales	864	—	547,285	134,985	(1,467)	681,667
Depreciation, depletion and amortization	—	—	49,147	25,621	—	74,768
Amortization of acquired sales contracts, net	—	—	(170)	—	—	(170)
Selling, general and administrative expenses	17,068	—	—	—	—	17,068
Other operating income, net	(132)	—	(1,212)	(1,994)	1,467	(1,871)

	17,800	—	595,050	158,612	—	771,462

Income from investment in subsidiaries	24,139	—	—	—	(24,139)	—

Income from operations	6,339	—	14,097	9,297	(24,139)	5,594
Interest expense	(33,902)	(32,037)	982	(455)	32,063	(33,349)
Interest income	23,174	32,063	29	163	(32,063)	23,366

	(10,728)	26	1,011	(292)	—	(9,983)

Net income (loss)	$(4,389)	$26	$15,108	$9,005	$(24,139)	$(4,389)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$2,390	$—	$30,053	$63	$—	$32,506
Receivables	673	—	587	629	—	1,889
Receivable from Arch Coal	280,625	—	—	—	—	280,625
Inventories	—	—	112,173	41,780	—	153,953
Other	4,299	2,146	3,692	7,242	—	17,379

Total current assets	287,987	2,146	146,505	49,714	—	486,352

Property, plant and equipment, net	—	—	1,225,879	273,037	—	1,498,916

Investment in subsidiaries	2,682,792	—	—	—	(2,682,792)	—
Receivable from Arch Coal	1,363,466	—	—	24,687	—	1,388,153
Intercompanies	(2,499,917)	993,857	1,237,183	268,877	—	—
Other	1,105	4,252	4,262	4,229	—	13,848

Total other assets	1,547,446	998,109	1,241,445	297,793	(2,682,792)	1,402,001

Total assets	$1,835,433	$1,000,255	$2,613,829	$620,544	$(2,682,792)	$3,387,269

Accounts payable	$5,691	$—	$65,991	$14,481	$—	$86,163
Accrued expenses	2,152	32,063	100,595	11,739	—	146,549
Commercial paper and current portion of long-term debt	61,998	277,157	—	—	—	339,155

Total current liabilities	69,841	309,220	166,586	26,220	—	571,867

Long-term debt	—	676,941	—	—	—	676,941
Asset retirement obligations	—	—	275,761	10,507	—	286,268
Accrued postretirement benefits other than pension	6,270	—	15,147	7,960	—	29,377
Accrued pension benefits	9,377	—	19,361	7,440	—	36,178
Accrued workers’ compensation	(1,468)	—	1,178	3,863	—	3,573
Other noncurrent liabilities	1,398	—	31,602	50	—	33,050

Total liabilities	85,418	986,161	509,635	56,040	—	1,637,254

Redeemable membership interest	9,993	—	—	—	—	9,993
Non-redeemable membership interest	1,740,022	14,094	2,104,194	564,504	(2,682,792)	1,740,022

Total liabilities and membership interests	$1,835,433	$1,000,255	$2,613,829	$620,544	$(2,682,792)	$3,387,269

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,714	$—	$61	$44	$—	$6,819
Receivables	5,536	—	2,123	720	—	8,379
Inventories	—	—	127,907	37,743	—	165,650
Other	10,423	2,153	3,892	6,882	—	23,350

Total current assets	22,673	2,153	133,983	45,389	—	204,198

Property, plant and equipment, net	—	—	1,258,695	289,605	—	1,548,300

Investment in subsidiaries	2,621,530	—	—	—	(2,621,530)	—
Receivable from Arch Coal	1,509,032	—	—	32,211	—	1,541,243
Intercompanies	(2,364,534)	993,857	1,141,474	229,203	—	—
Other	1,785	5,325	2,543	4,519	—	14,172

Total other assets	1,767,813	999,182	1,144,017	265,933	(2,621,530)	1,555,415

Total assets	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Accounts payable	$4,176	$—	$55,514	$14,818	$—	$74,508
Accrued expenses	2,885	32,063	97,649	11,835	—	144,432
Commercial paper	49,452	—	—	—	—	49,452

Total current liabilities	56,513	32,063	153,163	26,653	—	268,392

Long-term debt	—	954,782	—	—	—	954,782
Asset retirement obligations	—	—	264,873	10,041	—	274,914
Accrued postretirement benefits other than pension	6,346	—	14,858	7,615	—	28,819
Accrued pension benefits	11,307	—	16,936	6,280	—	34,523
Accrued workers’ compensation	(1,199)	—	1,217	4,049	—	4,067
Other noncurrent liabilities	1,847	—	24,864	33	—	26,744

Total liabilities	74,814	986,845	475,911	54,671	—	1,592,241

Redeemable membership interest	8,962	—	—	—	—	8,962
Non-redeemable membership interest	1,706,710	14,490	2,060,784	546,256	(2,621,530)	1,706,710

Total liabilities and membership interests	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(18,021)	—	$173,321	$41,108	$196,408
Investing Activities
Capital expenditures	—	—	(29,361)	(8,842)	(38,203)
Change in receivable from Arch Coal	(150,854)	—	—	7,524	(143,330)
Proceeds from dispositions of property, plant and equipment	—	—	45	29	74
Additions to prepaid royalties	—	—	(2,509)	(126)	(2,635)

Cash used in investing activities	(150,854)	—	(31,825)	(1,415)	(184,094)

Financing Activities

Net proceeds from commercial paper	12,545	—	—	—	12,545
Debt financing costs	(63)	—	—	—	(63)
Contribution from non-redeemable membership interest	891	—	—	—	891
Transactions with affiliates, net	151,178	—	(111,504)	(39,674)	—

Cash provided by (used in) financing activities	164,551	—	(111,504)	(39,674)	13,373

Increase (decrease) in cash and cash equivalents	(4,324)	—	29,992	19	25,687
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819

Cash and cash equivalents, end of period	$2,390	$—	$30,053	$63	$32,506

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(54,165)	$422	$85,110	$24,332	$55,699
Investing Activities
Capital expenditures	—	—	(70,322)	(15,055)	(85,377)
Change in receivable from Arch Coal	56,561	—	—	3,903	60,464
Proceeds from dispositions of property, plant and equipment	—	—	5	25	30
Additions to prepaid royalties	—	—	(2,207)	—	(2,207)
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	56,561	—	(69,315)	(11,127)	(23,881)

Financing Activities

Net payments on commercial paper	(26,927)	—	—	—	(26,927)
Debt financing costs	(125)	—	—	—	(125)
Transactions with affiliates, net	29,455	(422)	(15,818)	(13,215)	—

Cash provided by (used in) financing activities	2,403	(422)	(15,818)	(13,215)	(27,052)

Increase (decrease) in cash and cash equivalents	4,799	—	(23)	(10)	4,766
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$7,489	$—	$61	$67	$7,617

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Favorable weather patterns, an improving U.S. economy, growth in global coal demand, and declining domestic coal production are all positively impacting coal markets. We witnessed better market conditions during the second quarter of 2010, and we estimate that coal markets during the remainder of 2010 will continue to reflect improvement over the weak domestic steam coal markets that prevailed in 2009. Year-to-date U.S. power generation increased approximately 4% through the third week of July, in response to slowly improving domestic and international economic conditions, as well as cold winter/hot summer weather in most of the U.S. We estimate that U.S. steam coal demand will grow in 2010, fueled by growth in power generation and declining generator stockpile levels.
     We also expect positive price improvements in 2010 in the steam coal markets, due to improving demand. In addition to stronger demand in 2010, we expect steam coal markets to benefit from the crossover of high-quality steam coal into the metallurgical markets, and declining supply in the Eastern U.S. due to increasing regulatory pressures and degradation and depletion of the reserve base.
     We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, we resumed full coal production on May 21, 2010. On June 22, 2010, an ignition event at our longwall resulted in a second evacuation of all underground employees at the mine. In both events, all employees were safely evacuated. We rendered the atmosphere inert and in early August began to reestablish ventilation at the longwall. The resumption of mining is dependent upon the time required to ventilate the longwall area, determine the cause of the ignition, implement preventive measures, and secure an MSHA-approved longwall ventilation plan. We expect that the outages resulted in a loss of income of approximately $6.5 million during the quarter.

Results of Operations
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Summary. Our results during the second quarter of 2010, when compared to the second quarter of 2009, were influenced primarily by higher operating margins stemming from the contribution of the Jacobs Ranch mining complex to us from Arch Coal on October 1, 2009 and improved geologic conditions at our West Elk mine in the Western Bituminous region.
     Revenues. The following table summarizes information about coal sales for the three months ended June 30, 2010 and compares it with the information for the three months ended June 30, 2009:

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$481,478	$360,806	$120,672	33.4%
Tons sold	33,922	23,649	10,273	43.4%
Coal sales realization per ton sold	$14.19	$15.26	$(1.07)	(7.0)%
     Coal sales increased in the second quarter of 2010 from the second quarter of 2009, primarily due to the contribution of the Jacobs Ranch mining complex to us from Arch Coal in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the 2010 quarter due to lower realizations per ton in our Powder River Basin segment, as well as the impact on our average selling price of the higher Powder River Basin volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2010 and compares them with the information for the three months ended June 30, 2009:

			Increase (Decrease)
	Three Months Ended June 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$396,570	$320,295	$(76,275)	(23.8)%
Depreciation, depletion and amortization	40,087	36,303	(3,784)	(10.4)
Amortization of acquired sales contracts, net	5,214	58	(5,156)	N/A
Selling, general and administrative expenses	11,408	7,240	(4,168)	(57.6)
Other operating income, net	(1,114)	(922)	192	20.8

	$452,165	$362,974	$(89,191)	(24.6)%

     Cost of coal sales. Our cost of coal sales increased in the second quarter of 2010 from the second quarter of 2009 primarily due to the higher sales volumes discussed above, which was partially offset by the impact of a lower average cost per ton sold. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the second quarter of 2009, higher depreciation and amortization costs in the second quarter of 2010 resulted primarily from the impact of the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

     Operating segment results. The following table shows results by operating segment for the three months ended June 30, 2010 and compares it with information for the three months ended June 30, 2009:

	Three Months Ended June 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	29,927	20,176	9,751	48.3%
Coal sales realization per ton sold (1)	$11.58	$12.28	$(0.70)	(5.7)%
Operating margin per ton sold (2)	$0.80	$0.43	$0.37	86.0%

Western Bituminous
Tons sold (in thousands)	3,995	3,473	522	15.0%
Coal sales realization per ton sold (1)	$30.08	$29.93	$0.15	0.5%
Operating margin per ton sold (2)	$3.09	$(1.51)	$4.60	304.6%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin and $2.98 for the Western Bituminous region. For the three months ended June 30, 2009, transportation costs per ton were $0.05 for the Powder River Basin and $2.32 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in the second quarter of 2010 when compared with the second quarter of 2009 resulted from the contribution of the Jacobs Ranch mining operations to us from Arch Coal on October 1, 2009. Decreases in sales prices during the second quarter of 2010 when compared with the second quarter of 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the second quarter of 2010 increased from the second quarter of 2009 due to a decrease in per-ton costs, which offset the impact of the lower per-ton sales prices. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations and our cost containment efforts, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite the two production outages at the Dugout Canyon mine, sales volumes in the second quarter of 2010 increased when compared to the second quarter of 2009, when quality issues at the West Elk mining complex in Colorado resulted in the decision to decrease production levels at the mine. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to ongoing soft steam coal market conditions in the region and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in the second quarter of 2010. In the second quarter of 2010, we continued to mine in more favorable geologic conditions at West Elk. To address any future quality issues that could result from sandstone intrusions similar to those we encountered previously, we are building a preparation plant at the mine, to be completed in late August 2010.
     Net interest expense. The following table summarizes our net interest expense for the three months ended June 30, 2010 and compares it with the information for the three months ended June 30, 2009:

			(Increase )Decrease in
	Three Months Ended June 30		Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(17,571)	$(15,831)	$(1,740)	(11.0)%
Interest income	14,103	11,566	2,537	21.9

	$(3,468)	$(4,265)	$797	18.7%

     Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income during the second quarter of 2010 when compared to the second quarter of 2009 resulted primarily from higher average receivable balance during 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Summary. Our results during the first half of 2010, when compared to the first half of 2009, were influenced primarily by higher operating margins stemming from the contribution of the Jacobs Ranch mining complex to us on October 1, 2009 and improved geologic conditions at our West Elk mine in the Western Bituminous region.
     Revenues. The following table summarizes information about coal sales for the six months ended June 30, 2010 and compares it with the information for the six months ended June 30, 2009:

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$954,325	$777,056	$177,269	22.8%
Tons sold	67,730	49,905	17,825	35.7%
Coal sales realization per ton sold	$14.09	$15.57	$(1.48)	(9.5)%

Coal sales increased in the first half of 2010 from the first half of 2009, primarily due to the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the first half of 2010 due to lower realizations per ton in our Powder River Basin segment, as well as the impact on our average selling price of the higher Powder River Basin volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2010 and compares them with the information for the six months ended June 30, 2009:

			Increase (Decrease)
	Six Months Ended June 30		in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	794,079	681,667	$(112,412)	(16.5)%
Depreciation, depletion and amortization	84,127	74,768	(9,359)	(12.5)
Amortization of acquired sales contracts, net	15,967	(170)	(16,137)	N/A
Selling, general and administrative expenses	19,249	17,068	(2,181)	(12.8)
Other operating income, net	(2,504)	(1,871)	633	33.8

	910,918	771,462	$(139,456)	(18.1)%

     Cost of coal sales. Our cost of coal sales increased in the first half of 2010 from the first half of 2009 primarily due to the higher sales volumes discussed above, which was partially offset by the impact of a lower average cost per ton sold. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the first half of 2009, higher depreciation and amortization costs in the first half of 2010 resulted primarily from the impact of the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

     Operating segment results. The following table shows results by operating segment for the six months ended June 30, 2010 and compares it with information for the six months ended June 30, 2009:

	Six Months Ended June 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	59,608	42,533	17,075	40.2%
Coal sales realization per ton sold (3)	$11.48	$12.66	$(1.18)	(9.3)%
Operating margin per ton sold (4)	$0.56	$0.79	$(0.23)	(29.1)%

Western Bituminous
Tons sold (in thousands)	8,122	7,372	750	10.2%
Coal sales realization per ton sold (3)	$29.52	$28.96	$0.56	1.9%
Operating margin per ton sold (4)	$2.84	$(1.82)	$4.66	256.0%

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the six months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin and $3.08 for the Western Bituminous region. For the six months ended June 30, 2009, transportation costs per ton were $0.13 for the Powder River Basin and $2.64 for the Western Bituminous region.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in the first half of 2010 when compared with the first half of 2009 resulted from the contribution of the Jacobs Ranch mining operations to us from Arch Coal on October 1, 2009. Decreases in sales prices during the first half of 2010 when compared with the first half of 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower pricing on market-index priced tons. On a per-ton basis, operating margins in the first half of 2010 decreased from the first half of 2009 due to the lower sales prices, partially offset by a decrease in per-ton costs. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations and our cost containment efforts, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite a soft steam coal market in the region and the two outages at the Dugout Canyon mine in the first half of 2010, sales volumes increased compared to the first half of 2009, when quality issues at the West Elk mining complex in Colorado resulted in the decision to decrease production levels at the mine. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in the first half of 2010. In the first half of 2010, we continued to mine in more favorable geologic conditions at West Elk. To address any future quality issues that could result from sandstone intrusions similar to those we encountered previously, we are building a preparation plant at the mine, to be completed in late August 2010.
     Net interest expense. The following table summarizes our net interest expense for the six months ended June 30, 2010 and compares it with the information for the six months ended June 30, 2009:

			Increase (Decrease) in
	Six Months Ended June 30		Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(35,074)	$(33,349)	$(1,725)	(5.2)%
Interest income	26,018	23,366	2,652	11.3%

	$(9,056)	$(9,983)	$927	9.3%

     Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program and interest on our commercial paper.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income during the second quarter of 2010 when compared to the second quarter of 2009 resulted primarily from higher average receivable balance during 2010.
Liquidity and Capital Resources
       Liquidity and capital resources
     Our primary sources of cash are sales of our coal production to customers, borrowings under our commercial paper program and debt related to significant transactions. Excluding any significant business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, and if necessary, from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. The receivable balance earns interest from Arch Coal at the prime interest rate. We are also party to Arch Coal’s accounts receivable securitization program. Under the program, we sell our receivables to a subsidiary of Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.
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
     Under Arch Coal’s accounts receivable securitization program, we sold $405.5 million of trade accounts receivable to Arch Coal during the second quarter of 2010, at a total discount of $1.0 million. During the second quarter of 2009, we sold $322.5 million of trade accounts receivable to Arch Coal, at a total discount of $0.8 million. During the first half of 2010, we sold $817.3 million of trade accounts receivable to Arch Coal, at a total discount of $1.9 million. During the first half of 2009, we sold $707.6 million of trade accounts receivable to Arch Coal, at a total discount of $1.8 million.
     On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011. We had commercial paper outstanding of $62.0 million at June 30, 2010 and $49.5 million at December 31, 2009. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility.
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
     On August 5, 2010, we gave notice of our intent to redeem $500.0 million aggregate principal amount of our outstanding 6.75% senior notes on September 9, 2010 at a redemption price of 101.125%. We expect to fund this redemption with cash transferred from Arch Coal in the form of a loan of approximately $225.0 million and a repayment of a portion of our balance receivable from Arch Coal.

     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$196,408	$55,699
Investing activities	(184,094)	(23,881)
Financing activities	13,373	(27,052)
     Cash provided by operating activities increased in the first half of 2010 compared to the first half of 2009, primarily as a result of our improved operating performance.
     We used $160.2 million more cash in investing activities for the first half of 2010 than in the first half of 2009, primarily due to an increase in amounts loaned to Arch Coal, partially offset by a decrease in capital expenditures.
     Cash provided by financing activities was $13.4 million during the first half of 2010, compared to cash used in financing activities of $27.1 million during the first half of 2009. In 2009, we repaid a net $26.9 million under our commercial paper program. As a result of the poor credit markets, we had been unable to issue commercial paper up to the maximum amount allowed under the program. We have since reduced the maximum allowed under the program to $75 million from $100 million, as discussed previously, but during the first half of 2010, we increased the amount of commercial paper issued by $12.5 million to $62.0 million.
Critical Accounting Policies
     For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2010.

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
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At June 30, 2010, with the exception of our outstanding commercial paper, all of our outstanding debt bore interest at fixed rates.

Item 4.	Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We believe that our operations are some of the safest coal producers in the world. Safety is a core value at our parent company, Arch Coal, and at each of its subsidiary operations. We have in place a comprehensive safety program that includes extensive health & safety training for all employees, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue between all levels of employees. The goals of our processes are to eliminate exposure to hazards in the workplace, ensure that we comply with all mine safety regulations, and support regulatory and industry efforts to improve the health and safety of our employees along with the industry as a whole.
     Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mining safety and health matters, broken down by mining complex owned and operated by Arch Western Resources, LLC or our subsidiaries, for the three-month period ended June 30, 2010:
•	Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;

•	Total number of orders issued under section 104(b) of the Mine Act;

•	Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•	Total dollar value of proposed assessments from MSHA under the Mine Act.

	Mine Act
	Section 104		Mine Act Section	Mine Act
	Significant		104(d)	Section 107(a)	Total Dollar Value of
	and	Mine Act	Unwarrantable	Imminent	Proposed MSHA
	Substantial	Section 104(b)	Failure	Danger	Assessments
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	(in thousands)(2)

Power River Basin:
Black Thunder	6	—	—	—	$12
Coal Creek	2	—	—	—	$—
Western Bituminous:
Arch of Wyoming	1	—	—	—	$—
Dugout Canyon	16	1	—	—	$10
Skyline	3	—	—	—	$4
Sufco	16	—	—	—	$22
West Elk	9	—	—	2	$91

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations, please refer to the descriptions under Item 1. Business, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Amounts included under the heading “Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before August 4, 2010, for citations and orders occurring during the three-month period ended June 30, 2010.
     For the three-month period ended June 30, 2010, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended June 30, 2010, we experienced no fatalities.
     As of June 30, 2010, we have a total of forty-four matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended June 30, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three month period.
     In evaluating the above information regarding mine safety and health, investors should take into account factors such as: (i) the number of citations and orders will vary depending on the size of a coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and during that process are often reduced in severity and amount, and are sometimes dismissed.

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

August 16, 2010