Form 10-Q
period 2010-09-30
ARCH WESTERN RESOURCES LLC
filed 2010-11-15
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 15, 2010, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Income
(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(unaudited)
Revenues
Coal sales	$550,198	$390,313	$1,504,523	$1,167,369

Costs, expenses and other
Cost of coal sales	445,814	323,973	1,239,893	1,005,640
Depreciation, depletion and amortization	39,756	38,290	123,883	113,058
Amortization of acquired sales contracts, net	10,038	78	26,005	(92)
Selling, general and administrative expenses	8,172	12,654	27,421	29,722
Other operating income, net	(1,093)	(3,492)	(3,597)	(5,363)

	502,687	371,503	1,413,605	1,142,965

Income from operations	47,511	18,810	90,918	24,404

Interest expense, net:
Interest expense	(15,892)	(16,915)	(50,966)	(50,264)
Interest income, primarily from Arch Coal, Inc.	13,714	11,318	39,732	34,684

	(2,178)	(5,597)	(11,234)	(15,580)

Other non-operating expense
Loss on early extinguishment of debt	(6,776)	—	(6,776)	—

	(6,776)	—	(6,776)	—

Net income	$38,557	$13,213	$72,908	$8,824

Net income (loss) attributable to redeemable membership interest	$181	$31	$325	$(11)
Net income attributable to non-redeemable membership interest	$38,376	$13,182	$72,583	$8,835
The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,911	$6,819
Receivables	2,234	8,379
Inventories	140,878	165,650
Other	17,151	23,350

Total current assets	222,174	204,198

Property, plant and equipment, net	1,487,723	1,548,300

Other assets:
Receivable from Arch Coal, Inc.	1,440,112	1,541,243
Other	11,509	14,172

Total other assets	1,451,621	1,555,415

Total assets	$3,161,518	$3,307,913

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable	$98,486	$74,508
Accrued expenses	129,200	144,432
Commercial paper	55,716	49,452

Total current liabilities	283,402	268,392
Long-term debt	451,780	954,782
Note payable to Arch Coal, Inc.	225,000	—
Asset retirement obligations	291,756	274,914
Accrued postretirement benefits other than pension	29,473	28,819
Accrued pension benefits	35,745	34,523
Accrued workers’ compensation	3,848	4,067
Other noncurrent liabilities	52,391	26,744

Total liabilities	1,373,395	1,592,241

Redeemable membership interest	10,173	8,962

Non-redeemable membership interest	1,777,950	1,706,710

Total liabilities and membership interests	$3,161,518	$3,307,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30
	2010	2009
	(unaudited)
OPERATING ACTIVITIES
Net income	$72,908	$8,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	123,883	113,058
Amortization of acquired sales contracts, net	26,005	(92)
Loss on early extinguishment of debt	6,776	—
Changes in:
Receivables	6,145	(2,006)
Inventories	24,772	(17,818)
Accounts payable and accrued expenses	12,142	(42,529)
Other	50,529	47,279

Cash provided by operating activities	323,160	106,716

INVESTING ACTIVITIES
Capital expenditures	(66,828)	(106,766)
Change in receivable from Arch Coal, Inc.	75,383	21,760
Proceeds from dispositions of property, plant and equipment	74	80
Additions to prepaid royalties	(2,835)	(2,409)
Reimbursement of deposits on equipment	—	3,209

Cash provided by (used in) investing activities	5,794	(84,126)

FINANCING ACTIVITIES
Repayment of long-term debt, including redemption premium	(505,627)	—
Loan from Arch Coal, Inc.	225,000	—
Net proceeds from (repayments on) commercial paper	6,264	(22,059)
Debt financing costs	(390)	(140)
Contribution from non-redeemable membership interest	891	—

Cash used in financing activities	(273,862)	(22,199)

Increase in cash and cash equivalents	55,092	391
Cash and cash equivalents, beginning of period	6,819	2,851

Cash and cash equivalents, end of period	$61,911	$3,242

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations. In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
2. Accounting Policies
     There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.
3. Debt
     Refinancing of senior notes
     On September 8, 2010, the Company redeemed $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. The Company funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal. See Note 7, “Related Party Transactions” for details on the loan. The Company recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium, the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.
     The loan was made pursuant to an intercompany credit agreement with Arch Coal. Under the intercompany credit agreement, the Company may borrow up to $675.0 million through July 1, 2013, or such later date as designated by Arch Coal. Interest on loans outstanding under the agreement is calculated at a per annum rate equal to the three month LIBOR rate plus 200 or 250 basis points, depending on the Company’s leverage ratio, as defined in the agreement, at the date the rate is determined. Interest is due on any outstanding loans on the first day of each calendar quarter. The Company may repay the balance of the loan at any time, in whole or in part, without penalty. It is currently management’s intention not to prepay the balance of the loan within the next year. Therefore, the loan is classified on the accompanying condensed consolidated balance sheets as noncurrent.
     Amendments to agreements
     On March 25, 2010, the Company entered into an amendment to its commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011.

4. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Coal	$33,070	$42,316
Repair parts and supplies, net of allowance	107,808	123,334

	$140,878	$165,650

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $13.2 million at September 30, 2010, and $12.6 million at December 31, 2009.
5. Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: At September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents approximate fair value.
     Debt: The fair value of the Company’s debt, including commercial paper and excluding intercompany debt, was $511.3 million and $992.3 million at September 30, 2010 and December 31, 2009, respectively. Fair values are based upon observed prices in active markets when available or from valuation models using market information.
6. Comprehensive Income
     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.
     The following table presents the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Net income	$38,557	$13,213	$72,908	$8,824
Other comprehensive income:
Pension, postretirement and other post-employment benefits — reclassifications into net income	(425)	14,387	(1,276)	14,680

Total comprehensive income	$38,132	$27,600	$71,632	$23,504

7. Related Party Transactions
     Transactions with Arch Coal may not be at arm’s length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution, a contribution, or a loan is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal are recorded in the account. At September 30, 2010 and December 31, 2009 the receivable from Arch Coal was approximately $1.4 billion and $1.5 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $13.6 million and $11.3 million for the three months ended September 30, 2010 and 2009, respectively, and $39.4 million and $34.6 million for the nine months ended September 30, 2010 and 2009, respectively. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on the accompanying condensed consolidated balance sheets as noncurrent.
     As mentioned in Note 3 “Debt”, during the third quarter of 2010, the Company received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest on the loan was $0.4 million for the three months ended September 30, 2010.
     The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime interest rate and days sales outstanding. During the three months ended September 30, 2010 and 2009, the Company sold $442.3 million and $315.8 million, respectively, of trade accounts receivable to Arch Coal at a total discount of $1.0 million and $0.7 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company sold $1.3 billion and $1.0 billion, respectively, of trade accounts receivable to Arch Coal at a discount of $3.0 million and $2.5 million, respectively. These transactions are recorded through the Arch Coal receivable account.
     For the three month periods ended September 30, 2010 and 2009, the Company incurred production royalties of $27.0 million and $10.1 million, respectively, payable to Arch Coal under sublease agreements. For the nine month periods ended September 30, 2010 and 2009, the Company incurred production royalties of $65.9 million and $31.3 million, respectively, payable to Arch Coal under sublease agreements. These amounts are reported as cost of coal sales in the accompanying condensed consolidated statements of income.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $8.2 million and $12.7 million for the three months ended September 30, 2010 and 2009, respectively, and $27.4 million and $29.7 million for the nine months ended September 30, 2010 and 2009, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.
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
     Operating segment results for the three and nine month periods ended September 30, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes corporate overhead, other support functions, and the elimination of intercompany transactions.
     The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
		(In thousands)
Three months ended September 30, 2010
Coal sales	$412,165	$138,033	$—	$550,198
Income from operations	39,450	15,190	(7,129)	47,511
Depreciation, depletion and amortization	21,752	18,004	—	39,756
Amortization of acquired sales contracts, net	10,038	—	—	10,038
Capital expenditures	7,922	20,703	—	28,625

Three months ended September 30, 2009
Coal sales	$242,022	$148,291	$—	$390,313
Income from operations	11,112	17,083	(9,385)	18,810
Depreciation, depletion and amortization	17,434	20,856	—	38,290
Amortization of acquired sales contracts, net	78	—	—	78
Capital expenditures	7,518	13,871	—	21,389

Nine months ended September 30, 2010
Coal sales	$1,101,700	$402,823	$—	$1,504,523
Income from operations	74,311	41,500	(24,893)	90,918
Total assets	1,037,767	649,791	1,473,960	3,161,518
Depreciation, depletion and amortization	67,452	56,431	—	123,883
Amortization of acquired sales contracts, net	26,005	—	—	26,005
Capital expenditures	12,321	54,507	—	66,828

Nine months ended September 30, 2009
Coal sales	$786,117	$381,252	$—	$1,167,369
Income from operations	45,834	5,781	(27,211)	24,404
Total assets	835,601	708,157	1,512,800	3,056,558
Depreciation, depletion and amortization	54,038	59,020	—	113,058
Amortization of acquired sales contracts, net	219	(311)	—	(92)
Capital expenditures	49,389	57,377	—	106,766
     A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
		(In thousands)
Income from operations	$47,511	$18,810	$90,918	$24,404
Interest expense	(15,892)	(16,915)	(50,966)	(50,264)
Interest income	13,714	11,318	39,732	34,684
Loss on early extinguishment of debt	(6,776)	—	(6,776)	—

Net income	$38,557	$13,213	$72,908	$8,824

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

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$451,092	$99,106	$—	$550,198
Cost of coal sales	(995)	—	368,282	78,527	—	445,814
Depreciation, depletion and amortization	—	—	28,664	11,092	—	39,756
Amortization of acquired sales contracts, net	—	—	10,038	—	—	10,038
Selling, general and administrative expenses	8,172	—	—	—	—	8,172
Other operating income, net	(47)	—	(782)	(264)	—	(1,093)

	7,130	—	406,202	89,355	—	502,687
Income from investment in subsidiaries	46,881				(46,881)	—

Income from operations	39,751	—	44,890	9,751	(46,881)	47,511
Interest expense	(14,779)	(14,132)	—	(199)	13,218	(15,892)
Interest income	13,585	13,218	100	29	(13,218)	13,714

	(1,194)	(914)	100	(170)	—	(2,178)

Other nonoperating expense
Loss on early extinguishment of debt	—	(6,776)	—	—	—	(6,776)

Net income (loss)	$38,557	$(7,690)	$44,990	$9,581	$(46,881)	$38,557

Condensed Consolidating Statements of Income
Three Months Ended September 30, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$272,170	$118,143	$—	$390,313
Cost of coal sales	(220)	—	242,086	82,508	(401)	323,973
Depreciation, depletion and amortization	—	—	23,277	15,013	—	38,290
Amortization of acquired sales contracts, net	—	—	78	—	—	78
Selling, general and administrative expenses	12,654	—	—	—	—	12,654
Other operating income, net	(3,049)	—	(440)	(404)	401	(3,492)

	9,385	—	265,001	97,117	—	371,503
Income from investment in subsidiaries	28,064	—	—	—	(28,064)	—

Income from operations	18,679	—	7,169	21,026	(28,064)	18,810
Interest expense	(16,745)	(15,940)	1	(262)	16,031	(16,915)
Interest income	11,279	16,031	1	38	(16,031)	11,318

	(5,466)	91	2	(224)	—	(5,597)

Net income	$13,213	$91	$7,171	$20,802	$(28,064)	$13,213

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,216,688	$287,835	$—	$1,504,523
Cost of coal sales	(2,116)	—	1,018,475	226,098	(2,564)	1,239,893
Depreciation, depletion and amortization	—	—	87,358	36,525	—	123,883
Amortization of acquired sales contracts, net	—	—	26,005	—	—	26,005
Selling, general and administrative expenses	27,421	—	—	—	—	27,421
Other operating income, net	(412)	—	(2,314)	(3,435)	2,564	(3,597)

	24,893	—	1,129,524	259,188	—	1,413,605

Income from investment in subsidiaries	107,456	—	—	—	(107,456)	—

Income from operations	82,563	—	87,164	28,647	(107,456)	90,918
Interest expense	(49,030)	(46,592)	—	(625)	45,281	(50,966)
Interest income	39,375	45,281	287	70	(45,281)	39,732

	(9,655)	(1,311)	287	(555)	—	(11,234)

Other nonoperating expense
Loss on early extinguishment of debt	—	(6,776)	—	—	—	(6,776)

Net income (loss)	$72,908	$(8,087)	$87,451	$28,092	$(107,456)	$72,908

Condensed Consolidating Statements of Income
Nine Months Ended September 30, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$881,317	$286,052	$—	$1,167,369
Cost of coal sales	644	—	789,371	217,493	(1,868)	1,005,640
Depreciation, depletion and amortization	—	—	72,424	40,634	—	113,058
Amortization of acquired sales contracts, net	—	—	(92)	—	—	(92)
Selling, general and administrative expenses	29,722	—	—	—	—	29,722
Other operating income, net	(3,181)	—	(1,652)	(2,398)	1,868	(5,363)

	27,185	—	860,051	255,729	—	1,142,965

Income from investment in subsidiaries	52,203	—	—	—	(52,203)	—

Income from operations	25,018	—	21,266	30,323	(52,203)	24,404
Interest expense	(50,647)	(47,977)	983	(717)	48,094	(50,264)
Interest income	34,453	48,094	30	201	(48,094)	34,684

	(16,194)	117	1,013	(516)	—	(15,580)

Net income	$8,824	$117	$22,279	$29,807	$(52,203)	$8,824

Condensed Consolidating Balance Sheets
September 30, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,769	$—	$60,060	$82	$—	$61,911
Receivables	826	—	849	559	—	2,234
Inventories	—	—	106,660	34,218	—	140,878
Other	3,133	1,008	4,849	8,161	—	17,151

Total current assets	5,728	1,008	172,418	43,020	—	222,174

Property, plant and equipment, net	—	—	1,217,491	270,232	—	1,487,723

Investment in subsidiaries	2,730,081	—	—	—	(2,730,081)	—
Receivable from Arch Coal, Inc.	1,422,379	—	—	17,733	—	1,440,112
Intercompanies	(2,072,038)	462,995	1,313,682	295,361	—	—
Other	1,293	1,775	4,163	4,278	—	11,509

Total other assets	2,081,715	464,770	1,317,845	317,372	(2,730,081)	1,451,621

Total assets	$2,087,443	$465,778	$2,707,754	$630,624	$(2,730,081)	$3,161,518

Accounts payable	$1,864	$—	$82,423	$14,199	$—	$98,486
Accrued expenses	3,052	7,594	106,991	11,563	—	129,200
Commercial paper	55,716	—	—	—	—	55,716

Total current liabilities	60,632	7,594	189,414	25,762	—	283,402

Long-term debt	—	451,780	—	—	—	451,780
Note payable to Arch Coal, Inc.	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	281,115	10,641	—	291,756
Accrued postretirement benefits other than pension	6,363	—	15,005	8,105	—	29,473
Accrued pension benefits	7,152	—	20,573	8,020	—	35,745
Accrued workers’ compensation	(1,470)	—	1,240	4,078	—	3,848
Other noncurrent liabilities	1,643	—	50,683	65	—	52,391

Total liabilities	299,320	459,374	558,030	56,671	—	1,373,395

Redeemable membership interest	10,173	—	—	—	—	10,173
Non-redeemable membership interest	1,777,950	6,404	2,149,724	573,953	(2,730,081)	1,777,950

Total liabilities and membership interests	$2,087,443	$465,778	$2,707,754	$630,624	$(2,730,081)	$3,161,518

Condensed Consolidating Balance Sheets
December 31, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,714	$—	$61	$44	$—	$6,819
Receivables	5,536	—	2,123	720	—	8,379
Inventories	—	—	127,907	37,743	—	165,650
Other	10,423	2,153	3,892	6,882	—	23,350

Total current assets	22,673	2,153	133,983	45,389	—	204,198

Property, plant and equipment, net	—	—	1,258,695	289,605	—	1,548,300

Investment in subsidiaries	2,621,530	—	—	—	(2,621,530)	—
Receivable from Arch Coal, Inc	1,509,032	—	—	32,211	—	1,541,243
Intercompanies	(2,364,534)	993,857	1,141,474	229,203	—	—
Other	1,785	5,325	2,543	4,519	—	14,172

Total other assets	1,767,813	999,182	1,144,017	265,933	(2,621,530)	1,555,415

Total assets	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Accounts payable	$4,176	$—	$55,514	$14,818	$—	$74,508
Accrued expenses	2,885	32,063	97,649	11,835	—	144,432
Commercial paper	49,452	—	—	—	—	49,452

Total current liabilities	56,513	32,063	153,163	26,653	—	268,392

Long-term debt	—	954,782	—	—	—	954,782
Asset retirement obligations	—	—	264,873	10,041	—	274,914
Accrued postretirement benefits other than pension	6,346	—	14,858	7,615	—	28,819
Accrued pension benefits	11,307	—	16,936	6,280	—	34,523
Accrued workers’ compensation	(1,199)	—	1,217	4,049	—	4,067
Other noncurrent liabilities	1,847	—	24,864	33	—	26,744

Total liabilities	74,814	986,845	475,911	54,671	—	1,592,241

Redeemable membership interest	8,962	—	—	—	—	8,962
Non-redeemable membership interest	1,706,710	14,490	2,060,784	546,256	(2,621,530)	1,706,710

Total liabilities and membership interests	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(30,882)	(25,220)	$310,083	$69,179	$323,160
Investing Activities
Capital expenditures	—	—	(49,664)	(17,164)	(66,828)
Change in receivable from Arch Coal, Inc	60,905	—	—	14,478	75,383
Proceeds from dispositions of property, plant and equipment	—	—	45	29	74
Additions to prepaid royalties	—	—	(2,509)	(326)	(2,835)

Cash provided by (used in) investing activities	60,905	—	(52,128)	(2,983)	5,794

Financing Activities
Repayment of long-term debt, including redemption premium	—	(505,627)	—	—	(505,627)
Loan from Arch Coal, Inc	225,000	—	—	—	225,000
Net proceeds from commercial paper	6,264	—	—	—	6,264
Debt financing costs	(375)	(15)	—	—	(390)
Contribution from non-redeemable membership interest	891	—	—	—	891
Transactions with affiliates, net	(266,748)	530,862	(197,956)	(66,158)	—

Cash provided by (used in) financing activities	(34,968)	25,220	(197,956)	(66,158)	(273,862)

Increase (decrease) in cash and cash equivalents	(4,945)	—	59,999	38	55,092
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819

Cash and cash equivalents, end of period	$1,769	$—	$60,060	$82	$61,911

Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(67,736)	$(15,319)	$120,076	$69,695	$106,716
Investing Activities
Capital expenditures	—	—	(86,665)	(20,101)	(106,766)
Change in receivable from Arch Coal, Inc	24,372	—	—	(2,612)	21,760
Proceeds from dispositions of property, plant and equipment	—	—	55	25	80
Additions to prepaid royalties	—	—	(2,209)	(200)	(2,409)
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash provided by (used in) investing activities	24,372	—	(85,610)	(22,888)	(84,126)
Financing Activities
Net payments on commercial paper	(22,059)	—	—	—	(22,059)
Debt financing costs	(125)	(15)	—	—	(140)
Transactions with affiliates, net	66,022	15,334	(34,491)	(46,865)	—

Cash provided by (used in) financing activities	43,838	15,319	(34,491)	(46,865)	(22,199)

Increase (decrease) in cash and cash equivalents	474	—	(25)	(58)	391
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$3,164	$—	$59	$19	$3,242

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
     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region is very low in sulfur content and has a low heat value compared to the other region in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes western Colorado, eastern Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically is low in sulfur content and varies in heat content.
     Growth in domestic and global coal demand combined with declining domestic coal production have positively impacted coal markets during 2010. Year-to-date U.S. power generation increased approximately 4% through the third week of October, in response to improving economic conditions, as well as favorable weather trends across most regions of the U.S. We estimate that U.S. steam coal consumption grew by 6.5% through September 2010, driven by the increase in power generation as well as improving industrial demand. We expect that 2010 U.S. coal exports will improve over 2009 levels, linked primarily to increased demand for metallurgical coal.
     Conversely, U.S. coal production has declined more than 6 million tons through the first nine months of 2010, according to data released by MSHA. We expect supply pressures in the Eastern U.S., driven by the crossover of high quality steam coal into metallurgical markets and declining supply, to create growth potential for other coal basins, particularly the Powder River Basin. Coal production in the Powder River Basin increased 2 million tons through September 30, 2010, and forward prices for Powder River Basin coal have improved since the beginning of the year.
     We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, we resumed full coal production on May 21, 2010. On June 22, 2010, an ignition event at our longwall resulted in a second evacuation of all underground employees at the mine. All employees were safely evacuated in both events. The resumption of mining required us to render the mine’s atmosphere inert, ventilate the longwall area, determine the cause of the ignition, implement preventive measures, and secure an MSHA-approved longwall ventilation plan. We restarted the longwall system on September 9, 2010, and resumed production at normalized levels by the end of September. As a result of the outages in the second and third quarters, the Dugout Canyon mine incurred a loss of $10.4 million for the three months ended September 30, 2010, and $28.9 million for the nine months ended September 30, 2010. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.

Results of Operations
     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Summary. Our improved results during the third quarter of 2010, when compared to the third quarter of 2009, were influenced primarily by higher operating margins stemming primarily from the contribution of the Jacobs Ranch mining complex to us from Arch Coal on October 1, 2009.
     Revenues. The following table summarizes information about coal sales for the three months ended September 30, 2010 and compares it with the information for the three months ended September 30, 2009:

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$550,198	$390,313	$159,885	41.0%
Tons sold	38,786	24,703	14,083	57.0%
Coal sales realization per ton sold	$14.18	$15.80	$(1.62)	(10.3)%
     Coal sales increased in the third quarter of 2010 from the third quarter of 2009, primarily due to the contribution of the Jacobs Ranch mining complex to us from Arch Coal in the fourth quarter of 2009, although improving demand for Powder River Basin coal also had an impact on sales volumes. Our coal sales realizations per ton were lower in the 2010 quarter, primarily due to the impact on our average selling price of the higher Powder River Basin volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2010 and compares them with the information for the three months ended September 30, 2009:

			Increase (Decrease)
	Three Months Ended September 30		in Net Income
	2010	2009	$	%
		(Amounts in thousands, except percentages)
Cost of coal sales	$445,814	$323,973	$(121,841)	(37.6)%
Depreciation, depletion and amortization	39,756	38,290	(1,466)	(3.8)
Amortization of acquired sales contracts, net	10,038	78	(9,960)	N/A
Selling, general and administrative expenses	8,172	12,654	4,482	35.4
Other operating income, net	(1,093)	(3,492)	(2,399)	(68.7)

	$502,687	$371,503	$(131,184)	(35.3)%

     Cost of coal sales. Our cost of coal sales increased in the third quarter of 2010 from the third quarter of 2009 primarily due to the higher sales volumes discussed above, which was partially offset by the impact of a lower average cost per ton sold, resulting primarily from the impact of the increased Powder River Basin volumes, as well as lower per-ton production costs in the Powder River Basin. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the third quarter of 2009, higher depreciation and amortization costs in the third quarter of 2010 resulted primarily from the impact of the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009.
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

     Operating segment results. The following table shows results by operating segment for the three months ended September 30, 2010 and compares it with information for the three months ended September 30, 2009:

	Three Months Ended September 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	34,762	20,142	14,620	72.6%
Coal sales realization per ton sold (1)	$11.79	$11.84	$(0.05)	(0.4)%
Operating margin per ton sold (2)	$1.12	$0.53	$0.59	111.3%

Western Bituminous
Tons sold (in thousands)	4,024	4,561	(537)	(11.8)%
Coal sales realization per ton sold (1)	$30.66	$29.07	$1.59	5.5%
Operating margin per ton sold (2)	$3.70	$3.66	$0.04	1.1%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended September 30, 2010, transportation costs per ton were $0.07 for the Powder River Basin and $3.64 for the Western Bituminous region. For the three months ended September 30, 2009, transportation costs per ton were $0.18 for the Powder River Basin and $3.44 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in the third quarter of 2010 when compared with the third quarter of 2009 resulted primarily from the acquisition of the Jacobs Ranch mining operations on October 1, 2009, although improving demand for Powder River Basin coal also had an impact on sales volumes. Sales prices decreased during the third quarter of 2010 when compared with the third quarter of 2009 primarily reflecting the roll-off of contracts committed when market conditions were more favorable, as well as the effect of lower sulphur dioxide emission allowance pricing. On a per-ton basis, operating margins in the third quarter of 2010 increased from the third quarter of 2009 due to a decrease in per-ton costs, which offset the impact of the lower per-ton sales prices. The decrease in per-ton costs resulted primarily from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations, increased base production volumes and a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, sales volumes in the third quarter of 2010 decreased when compared to the depressed sales volume levels in the third quarter of 2009 due primarily to the production outage at the Dugout Canyon mine for a substantial part of the quarter. Sales volumes in the third quarter of 2009 were affected by weaker market conditions that had an impact on our ability to market coal with a high ash content, which resulted from geologic conditions at our West Elk mine, and the decision to reduce production accordingly. We have recently completed construction of a preparation plant at the West Elk mine to address quality issues that could result from sandstone intrusions similar to those we encountered previously. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations improved only slightly in 2010, due to ongoing soft steam coal market conditions in the region. Slightly higher per-ton operating margins in the third quarter of 2010 were the result of the higher realizations but were mostly offset by the impact of the production outage at the Dugout Canyon mine.
     Net interest expense. The following table summarizes our net interest expense for the three months ended September 30, 2010 and compares it with the information for the three months ended September 30, 2009:

	Three Months Ended September 30		Increase in Net Income
	2010	2009	$	%
		(Amounts in thousands, except percentages)
Interest expense	$(15,892)	$(16,915)	$1,023	6.0%
Interest income	13,714	11,318	2,396	21.2

	$(2,178)	$(5,597)	$3,419	61.1%

     On September 8, 2010, we redeemed $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. We funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal. See further discussion under the heading “Liquidity and Capital Resources”.

     Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on our commercial paper, and interest on the $225.0 million loan from Arch Coal.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution, a contribution, or a loan is recorded through a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income during the third quarter of 2010 when compared to the third quarter of 2009 resulted primarily from higher average receivable balance during 2010.
     Other non-operating expense. The following table summarizes our other non-operating expense for the three months ended September 30, 2010 and compares it with the information for the three months ended September 30, 2009:

	Three Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
		(Amounts in thousands, except percentages)
Loss on early extinguishment of debt	$(6,776)	$—	$(6,776)	(100)%
     Amounts reported as non-operating consist of income or expense resulting from our financing activities, other than interest costs. The loss on early extinguishment of debt relates to the redemption of $500 million in principal amount of the 6.75% senior notes. The loss includes the payment of $5.6 million of redemption premium and the write-off of $3.3 million of unamortized debt financing cost, partially offset by the write-off of $2.1 million of the original issue premium.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Summary. Our results during the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009, were influenced primarily by higher operating margins stemming from the contribution of the Jacobs Ranch mining complex to us on October 1, 2009 and improved geologic conditions at our West Elk mine in the Western Bituminous region.
     Revenues. The following table summarizes information about coal sales for the nine months ended September 30, 2010 and compares it with the information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,504,523	$1,167,369	$337,154	28.9%
Tons sold	106,516	74,608	31,908	42.8%
Coal sales realization per ton sold	$14.12	$15.65	$(1.53)	(9.8)%
     Coal sales increased in the nine months ended September 30, 2010 from the nine months ended September 30, 2009, primarily due to the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009. Our coal sales realizations per ton were lower in the nine months ended September 30, 2010 due to lower realizations per ton in our Powder River Basin segment, as well as the impact on our average selling price of the higher Powder River Basin volumes. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2010 and compares them with the information for the nine months ended September 30, 2009:

			Increase (Decrease)
	Nine Months Ended September 30		in Net Income
	2010	2009	$	%
		(Amounts in thousands, except percentages)
Cost of coal sales	1,239,893	1,005,640	$(234,253)	(23.3)%
Depreciation, depletion and amortization	123,883	113,058	(10,825)	(9.6)
Amortization of acquired sales contracts, net	26,005	(92)	(26,097)	N/A
Selling, general and administrative expenses	27,421	29,722	2,301	7.7
Other operating income, net	(3,597)	(5,363)	(1,766)	(32.9)

	1,413,605	1,142,965	$(270,640)	(23.7)%

     Cost of coal sales. Our cost of coal sales increased in the nine months ended September 30, 2010 from the nine months ended September 30, 2009 primarily due to the higher sales volumes discussed above, which was partially offset by the impact of a lower average cost per ton sold, resulting from the impact of the increased Powder River Basin volumes, as well as lower per-ton production costs. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization and amortization of acquired sales contracts, net. When compared with the nine month period ended September 30, 2010, higher depreciation and amortization costs in the nine months ended September 30, 2010 resulted primarily from the impact of the contribution of the Jacobs Ranch mining complex to us in the fourth quarter of 2009.
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
     Operating segment results. The following table shows results by operating segment for the nine months ended September 30, 2010 and compares it with information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Increase (Decrease)
	2010	2009	$	%
Powder River Basin
Tons sold (in thousands)	94,370	62,675	31,695	50.6%
Coal sales realization per ton sold (3)	$11.59	$12.39	$(0.80)	(6.5)%
Operating margin per ton sold (4)	$0.76	$0.70	$0.06	8.6%

Western Bituminous
Tons sold (in thousands)	12,146	11,933	213	1.8%
Coal sales realization per ton sold (3)	$29.90	$29.00	$0.90	3.1%
Operating margin per ton sold (4)	$3.13	$0.28	$2.85	N/A

(3)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the nine months ended September 30, 2010, transportation costs per ton were $0.08 for the Powder River Basin and $3.27 for the Western Bituminous region. For the nine months ended September 30, 2009, transportation costs per ton were $0.15 for the Powder River Basin and $2.95 for the Western Bituminous region.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.
     Powder River Basin — The increase in sales volume in the Powder River Basin in 2010 when compared with 2009 resulted from the acquisition of the Jacobs Ranch mining operations on October 1, 2009, although improving demand for Powder River Basin coal in the third quarter of 2010 also had an impact on sales volumes. Decreases in sales prices during 2010 when compared with 2009 primarily reflect the roll-off of contracts committed when market conditions were more favorable. On a per-ton basis, operating margins in 2010 increased slightly, as the effect of lower sales prices was more than offset by a decrease in per-ton costs. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite a soft steam coal market in the region and the two outages at the Dugout Canyon mine in 2010, sales volumes increased slightly compared to 2009. Sales volumes in 2009 were affected by weaker market conditions that had an impact on our ability to market coal with a high ash content, which resulted from geologic conditions at our West Elk mine, and the decision to reduce production accordingly. We have recently completed construction of a preparation plant at the West Elk mine to address quality issues that could result from sandstone intrusions similar to those we encountered previously. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market in the region and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in 2010, partially offset by the impact of the two outages at the Dugout Canyon mine in 2010.

     Net interest expense. The following table summarizes our net interest expense for the nine months ended September 30, 2010 and compares it with the information for the nine months ended September 30, 2009:

			Increase (Decrease) in
	Nine Months Ended September 30		Net Income
	2010	2009	$	%
		(Amounts in thousands, except percentages)
Interest expense	$(50,966)	$(50,264)	$(702)	(1.4)%
Interest income	39,732	34,684	5,048	14.6%

	$(11,234)	$(15,580)	$4,346	27.9%

     Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on our commercial paper, and interest on the $225.0 million loan from Arch Coal.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution, a contribution, or a loan is recorded through a receivable from Arch Coal. The receivable balance earns interest from Arch Coal at the prime interest rate. The increase in interest income during 2010 when compared to 2009 resulted primarily from higher average receivable balance during 2010.
     Other non-operating expense. The following table summarizes our other non-operating expense for the nine months ended September 30, 2010 and compares it with the information for the nine months ended September 30, 2009:

	Nine Months Ended September 30		Decrease in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Loss on early extinguishment of debt	$(6,776)	$—	$(6,776)	(100)%
     Amounts reported as non-operating consist of income or expense resulting from our financing activities, other than interest costs. The loss on early extinguishment of debt relates to the redemption of $500 million in principal amount of the 6.75% senior notes. The loss includes the payment of $5.6 million of redemption premium and the write-off of $3.2 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium.
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
     On September 8, 2010, we redeemed $500.0 million aggregate principal amount of our outstanding 6.75% senior notes at a redemption price of 101.125%. We funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal.

     Arch Coal made the loan pursuant to an intercompany credit agreement. Under the intercompany credit agreement, we may borrow up to $675.0 million through July 1, 2013, or such later date as designated by Arch Coal. Interest on loans outstanding under the agreement is calculated at a per annum rate equal to the three month LIBOR rate plus 200 or 250 basis points, depending on a leverage ratio, as defined in the agreement, at the date the rate is determined. Interest is due on any outstanding loans on the first day of each calendar quarter. We may repay the balance of the loan at any time, in whole or in part, without penalty.
     Under Arch Coal’s accounts receivable securitization program, we sold $442.3 million of trade accounts receivable to Arch Coal during the third quarter of 2010, at a total discount of $1.0 million. During the third quarter of 2009, we sold $315.8 million of trade accounts receivable to Arch Coal, at a total discount of $0.7 million. During the nine months ended September 30, 2010, we sold $1.3 billion of trade accounts receivable to Arch Coal, at a total discount of $3.0 million. During the nine month period ended September 30, 2009, we sold $1.0 billion of trade accounts receivable to Arch Coal, at a total discount of $2.5 million.
     On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a line of credit that expires on April 30, 2011. We had commercial paper outstanding of $55.7 million at September 30, 2010 and $49.5 million at December 31, 2009. Our commercial paper placement program provides short-term financing at rates that are generally lower than the rates available under our revolving credit facility.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $450.0 million of 6.75% senior notes due on July 1, 2013, after the redemption discussed previously. The notes are guaranteed by AWR and certain of its subsidiaries and are secured by an intercompany note from Arch Coal to AWR. The indenture under which the notes were issued contains certain restrictive covenants that limit AWR’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The notes may be redeemed as follows: at 101.125% of par for notes redeemed between July 1, 2010 and June 30, 2011, and 100% for notes redeemed on or after July 1, 2011.
     The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$323,160	$106,716
Investing activities	5,794	(84,126)
Financing activities	(273,862)	(22,199)
     Cash provided by operating activities increased in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 as a result of our increased profits during the year, driven primarily by higher sales volumes, as well as working capital changes.
     Cash provided by investing activities for the nine months ended September 30, 2010 was $5.8 million, compared to cash used in investing activities of $84.1 million in the nine month period ended September 30, 2009, primarily due to an increase in amounts repaid on the intercompany note by Arch Coal, related to the redemption of the $6.75% senior notes discussed previously, and due to a decrease in capital expenditures.
     Cash used in financing activities was $273.9 million during the nine months ended September 30, 2010, $251.7 million more than was used during the nine months ended September 30, 2009. As previously discussed, Arch Coal made a loan to us in the amount of $225.0 million, which proceeds, along with the repayment of the intercompany note mentioned above, were used to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. In 2009, we repaid a net $22.1 million under our commercial paper program. As a result of the poor credit markets, we had been unable to issue commercial paper up to the maximum amount allowed under the program. We have since reduced the maximum allowed under the program to $75 million from $100 million, as discussed previously, and during the nine months ended of 2010, we increased the amount of commercial paper issued by $6.3 million to $55.7 million.
Critical Accounting Policies
     For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2010.

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
     We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 45 to 50 million gallons of diesel fuel annually in our operations. Arch Coal enters into heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The cash settlements related to these swaps and options are allocated to us through the Arch Coal intercompany account.
     We are exposed to market risk associated with interest rates due to our existing level of indebtedness. At September 30, 2010, with the exception of our outstanding commercial paper, all of our outstanding debt bore interest at fixed rates.
Item 4. Controls and Procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mining safety and health matters, broken down by mining complex owned and operated by Arch Western Resources, LLC or our subsidiaries, for the three-month period ended September 30, 2010:
•	Section 104 Citations: Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;
•	Section 104(b) Orders: Total number of orders issued under section 104(b) of the Mine Act;
•	Section104(d) Citations/Orders: Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;
•	Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and
•	Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.

					Total Dollar Value of
					Proposed MSHA
	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Assessments
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	(in thousands)(2)
Power River Basin:
Black Thunder	1	—	—	—	$2
Coal Creek	—	—	—	—	$—
Western Bituminous:
Arch of Wyoming	—	—	—	—	$1
Dugout Canyon	8	—	—	—	$2
Skyline	14	—	—	—	$14
Sufco	5	—	4	1	$1
West Elk	22	—	—	—	$78

(1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations, please refer to the descriptions under Item 1. Business, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before October 25, 2010, for citations and orders occurring during the three-month period ended September 30, 2010.
     For the three-month period ended September 30, 2010, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended September 30, 2010, we experienced no fatalities.
     As of September 30, 2010, we have a total of fifty matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the three-month period ended September 30, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three month period.
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
Vice President November 15, 2010