Form 10-K
period 2010-12-31
ARCH WESTERN RESOURCES LLC
filed 2011-03-31
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Annual Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
Commission file number: 333-107569-03
Arch Western Resources, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1811130 (I.R.S. Employer Identification Number)

One CityPlace Drive, Ste. 300, St. Louis, Missouri (Address of principal executive offices)	63141 (Zip code)
Registrant’s telephone number, including area code: (314) 994-2700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At March 28, 2011, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

     If you are not familiar with any of the mining terms used in this report, we have provided explanations of many of them under the caption “Glossary of Selected Mining Terms” on page 21 of this report. Unless the context otherwise requires, all references in this report to “Arch Western,” “we,” “us,” or “our” are to Arch Western Resources, LLC and its subsidiaries.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as our expected future business and financial performance, and are intended to come within the safe harbor protections provided by those sections. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “seeks,” “should,” “will” or other comparable words and phrases identify forward-looking statements, which speak only as of the date of this report. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Actual results may vary significantly from those anticipated due to many factors, including:
•	market demand for coal and electricity;

•	geologic conditions, weather and other inherent risks of coal mining that are beyond our control;

•	competition within our industry and with producers of competing energy sources;

•	excess production and production capacity;

•	our ability to acquire or develop coal reserves in an economically feasible manner;

•	inaccuracies in our estimates of our coal reserves;

•	availability and price of mining and other industrial supplies;

•	availability of skilled employees and other workforce factors;

•	our ability to collect payments from our customers;

•	defects in title or the loss of a leasehold interest;

•	railroad, barge, truck and other transportation performance and costs;

•	our ability to successfully integrate the operations that we acquire;

•	our ability to secure new coal supply arrangements or to renew existing coal supply arrangements;

•	our relationships with, and other conditions affecting, our customers;

•	the deferral of contracted shipments of coal by our customers;

•	our ability to service our outstanding indebtedness;

•	our ability to comply with the restrictions imposed by our financing arrangements;

•	the availability and cost of surety bonds;

•	terrorist attacks, military action or war;

•	our ability to obtain and renew various permits, including permits authorizing the disposition of certain mining waste;

•	existing and future legislation and regulations affecting both our coal mining operations and our customers’ coal usage, governmental policies and taxes, including those aimed at reducing emissions of elements such as mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases;

•	the accuracy of our estimates of reclamation and other mine closure obligations;

•	the existence of hazardous substances or other environmental contamination on property owned or used by us; and

•	the other factors affecting our business described below under the caption “Risk Factors.”
     All forward-looking statements in this report, as well as all other written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report. See Items 1A “Risk Factors,” 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and 7A “Quantitative and Qualitative Disclosures About Market Risk” for additional information about factors that may affect our businesses and operating results. These factors are not necessarily all of the important factors that could affect us. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
PART I

ITEM 1.	BUSINESS.
Introduction
     We are a subsidiary of Arch Coal, Inc., one of the world’s largest coal producers. For the year ended December 31, 2010, we sold approximately 144 million tons of coal, representing roughly 13% of the U.S. coal supply. We sell substantially all of our coal to power plants and industrial facilities. At December 31, 2010, we operated seven active mines located in two of the three major low-sulfur coal-producing regions of the United States.
     Significant federal and state environmental regulations affect the demand for coal. Existing environmental regulations limiting the emission of certain impurities caused by coal combustion and new regulations have had and are likely to continue to have a considerable impact on our business. For example, certain federal and state environmental regulations currently limit the amount of sulfur dioxide that may be emitted as a result of combustion. As a result, we focus on mining, processing and marketing coal with low sulfur content.
     Despite these and other regulations, we expect worldwide coal demand to increase over time, particularly in developing countries such as China and India, where electricity demand is increasing much faster than in developed parts of the world. Although the global economic recession has had a significant impact on certain regions of the world, we expect worldwide energy demand to increase over the next 20 years.
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
     On October 1, 2009, Arch Coal acquired the Jacobs Ranch mining operations for a purchase price of $768.8 million including transaction costs and working capital adjustments. The acquisition included approximately 345 million tons of coal reserves located adjacent to our Black Thunder mining complex. Arch Coal contributed the acquired assets and liabilities (excluding coal reserves) to us, which we immediately merged with our Black Thunder mining operations. We lease the Jacobs Ranch coal reserves from a subsidiary of Arch Coal.
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
     Heat Value. In general, the carbon content of coal supplies most of its heating value, but other factors also influence the amount of energy it contains per unit of weight. The heat value of coal is commonly measured in Btus. Coal is generally classified into four categories, ranging from lignite, subbituminous, bituminous and anthracite, reflecting the progressive response of individual deposits of coal to increasing heat and pressure. Anthracite is coal with the highest carbon content and, therefore, the highest heat value, nearing 15,000 Btus per pound. Bituminous coal, used primarily to generate electricity and to make coke for the steel industry, has a heat value ranging between 10,500 and 15,500 Btus per pound. Subbituminous coal ranges from 8,300 to 13,000

Btus per pound and is generally used for electric power generation. Lignite coal is a geologically young coal which has the lowest carbon content and a heat value ranging between 4,000 and 8,300 Btus per pound.
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
     All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 93.5% consist of compliance coal, while an additional 3.2% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Higher sulfur coal can be burned in plants equipped with sulfur-dioxide emission reduction technology, such as scrubbers, and in facilities that blend compliance and noncompliance coal.
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
The Coal Industry
     Global Coal Supply and Demand. Recovery from the 2008 upheaval in the global financial markets continued in 2010. Growth rates varied in 2010 in both emerging market economies and advanced market economies, as countries worked to rebalance their reliance on domestic consumption against export demand growth. Recovering international coal demand led to a substantial rise in the global demand for coal from the United States during 2010.
     Coal is traded globally and can be transported to demand centers by ship, rail, barge, and truck. Worldwide coal production approximated 6.9 billion tonnes in 2009, up from 6.7 billion tonnes in 2008, according to the International Energy Agency (IEA). China remains the largest producer of coal in the world, producing over 2.97 billion tonnes in 2009, according to the IEA. China is followed in coal production by the USA at approximately 919 million tonnes and India at nearly 526 million tonnes. China’s coal exports have dwindled to approximately 20 million tonnes per year and imports have increased to over 160 million tones per year in 2010 as domestic demands exceed domestic supply. Japan maintained its ranking as the top importer of coal with 183 million tonnes in 2009, followed by China and South Korea at 118 million tonnes.
     International demand for coal continues to be driven by growth in electrical power generation. Coal remains the leading fuel for power generation in the IEA’s World Energy Outlook scenarios. Coal’s share of global electricity generation remains between 41% and 43% through 2035 in the Current Policies Scenario. Growth is most significant in non-OECD countries where electricity from coal grows from approximately 46% of total electricity generation in 2008 to approximately 50% in 2035. China is the world’s largest consumer of coal, and China and India together account for 72% of the new coal-fired generation currently under construction and expected to come online in the next five years.
     Metallurgical or coking coal is used in the steel making process. The steel industry uses metallurgical coal, which is distinguishable from other types of coal by its high carbon content, low expansion pressure, low sulfur content and various other chemical attributes. As such, the price offered by steel makers for metallurgical coal is generally higher than the price offered by power plants and industrial users for steam coal. Coal is used in nearly 70% of global steel production. In 2010, approximately 1.395 billion tonnes of steel was produced, which represented a recovery of 15% over 2009 reduced levels.
     Supplying the global power and steel markets are Australia, historically the world’s largest coal exporter with exports of approximately 300 million tonnes in 2010, as well as Indonesia, Russia, United States, Colombia, and South Africa. Indonesia, in particular, has seen substantial growth in its coal exports in the last few years; however, its growing domestic energy demand may result in a decrease in exports as it moves toward greater self-sufficiency. Total U.S. exports were 81 million tonnes in 2010. As global economic conditions continue to improve and growth accelerates, putting pressure on global coal supply networks, we expect the demand for U.S. coal exports to continue to grow.

     U.S. Coal Consumption. In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Coal consumption in the United States increased from 398.1 million tons in 1960 to approximately 1.0 billion tons in 2010, according to the Energy Information Administration’s (EIA) Short Term Energy Outlook. Although full-year data for 2010 is not yet available, coal consumption has improved over what was lost during the global downturn that affected U.S. coal consumption in 2009. In 2010, coal consumption in the United States improved through stronger electricity demand driven by both a recovering economy and favorable weather.
     The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual	Estimated	Forecast			Annual Growth
Sector	2005	2010	2011	2020	2035	2009-2035
			(Tons, in millions)
Electric power	1,037	977	950	986	1,129	0.7%
Other industrial	60	47	48	49	47	0.1%
Coke plants	23	21	22	22	18	0.6%
Residential/commercial	4	3	3	3	3	-0.2%
Coal-to-liquids	—	—	—	16	105	n/a

Total U.S. coal consumption	1,126	1,048	1,022	1,076	1,302	1.0%

Source: EIA Annual Energy Outlook 2011

EIA Short Term Energy Outlook (January 2011)

EIA Monthly Energy Review (December 2010)
     According to the EIA, coal accounted for approximately 45% of U.S. electricity generation in 2010, and based on a projected 25% growth in electricity demand, coal consumption is expected to grow about 19% by 2035, reaching 1.1 billion tons. These amounts assume no future federal or state carbon emissions legislation is enacted and do not take into account subsequent market conditions. Historically, coal has been considerably less expensive than natural gas or oil.
     The following chart shows the breakdown of U.S. electricity generation by energy source for 2010, according to the EIA:

Source: EIA Monthly Flash Estimate of Electric Power Data (January 2011).
     Average prices for oil in the United States increased during 2010 following the effects of the worldwide economic recession. Historically, volatile oil prices and global energy security concerns have increased interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be further refined to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Currently, there are only a limited number of projects moving forward because of lower oil and natural gas prices.
     U.S. Coal Production. The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there are over 200 billion tons of recoverable coal in the United States. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for approximately

200 years. Annual coal production in the United States has increased from 434 million tons in 1960 to approximately 1.1 billion tons in 2010.
     Coal is mined from coal fields throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Illinois Basin.
     Major regions in the West include the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from 408 million tons in 1994 to an estimated 636 million tons in 2010, as competitive mining costs and regulations limiting sulfur-dioxide emissions have continued to increase demand for low-sulfur coal over this period. The Powder River Basin is located in northeastern Wyoming and southeastern Montana. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.
     Regions in the East include the north, central and southern Appalachian regions. According to the EIA, coal produced in the Appalachian region decreased from 445 million tons in 1994 to an estimated 338 million tons in 2010 primarily as a result of the depletion of economically attractive reserves, permitting issues and increasing costs of production. Central Appalachia includes eastern Kentucky, Tennessee, Virginia and southern West Virginia. Coal mined from this region generally has a high heat value ranging from 11,400 to 13,200 Btu and a low sulfur content ranging from 0.2% to 2.0%. Northern Appalachia includes Maryland, Ohio, Pennsylvania and northern West Virginia. Coal from this region generally has a high heat value ranging from 10,300 to 13,500 Btu and a high sulfur content ranging from 0.8% to 4.0%. Southern Appalachia primarily covers Alabama and generally has a heat content ranging from 11,300 to 12,300 Btu and a sulfur content ranging from 0.7% to 3.0%.
     The Illinois Basin includes Illinois, Indiana and western Kentucky and is the major coal production center in the interior region of the United States. According to the EIA, coal produced in the interior region decreased from 180 million tons in 1994 to approximately 105 million tons in 2010. Coal from the Illinois Basin generally has a heat value ranging from 10,100 to 12,600 Btu and has a high sulfur content ranging from 1.0% to 4.3%. Despite its high sulfur content, coal from the Illinois basin can generally be used by some electric power generation facilities that have installed pollution control devices, such as scrubbers, to reduce emissions. Other coal-producing states in the interior include Arkansas, Kansas, Louisiana, Mississippi, Missouri, North Dakota, Oklahoma and Texas.
     U.S. Coal Exports and Imports. U.S exports increased substantially over 2009, supported by recovering global economies and continued growth in Chinese and Indian steel markets in particular. This is a trend we expect to continue. Because of this, we believe that the United States will continue to be an increasingly important supplier of coal to the global marketplace in the near term.
     Historically, coal imported from abroad has represented a relatively small share of total U.S. coal consumption, and this remained the case in 2010. According to the EIA, coal imports increased from 9 million tons in 1994 to an estimated 19 million tons in 2010. Imports did reach close to 36 million tons in 2007, but have fallen since then. The decline is mostly attributed to more competitive pricing for domestic coal and stronger demand from non-U.S. markets for seaborne coal. Coal is imported into the United States primarily from Colombia, Indonesia and Venezuela. Imported coal generally serves coastal states along the Gulf of Mexico, such as Alabama and Florida, and states along the eastern seaboard. We do not expect imports to be significant in 2011 and beyond, as more and more global coal will likely be directed to Asia.
          Coal Mining Methods
     The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.
     Surface Mining. We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations below under “Our Mining Operations — General.” In 2010, approximately 89% of the coal that we produced came from surface mining operations.
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
     The following diagram illustrates a typical dragline surface mining operation:
     Underground Mining. We use underground mining methods when coal is located deep beneath the surface. We have included the identity and location of our underground mining operations in the table “Our Mining Operations — General.” In 2010, approximately 11% of the coal that we produced came from underground mining operations.
     Our underground mines are typically operated using longwall mining techniques. Longwall mining involves using mechanical shearer to extract coal from long rectangular blocks of medium to thick seams. Ultimate seam recovery using longwall mining techniques can exceed 75%. In longwall mining, we use continuous miners to develop access to these long rectangular coal blocks. Hydraulically powered supports temporarily hold up the roof of the mine while a rotating drum mechanically advances across the face of the coal seam, cutting the coal from the face. Chain conveyors then move the loosened coal to an underground mine conveyor system for delivery to the surface. Once coal is extracted from an area, the roof is allowed to collapse in a controlled fashion.
     The following diagram illustrates a typical underground mining operation using longwall mining techniques:

     Coal Preparation and Blending. We crush the coal mined from our Powder River Basin mining complexes and ship it directly from our mines to the customer. Typically, no additional preparation is required for a saleable product. Coal extracted from some of our underground mining operations contains impurities, such as rock, shale and clay, and occurs in a wide range of particle sizes. A few of our mines in the Western Bituminous region use a coal preparation plant located near the mine or connected to the mine by a conveyor. These coal preparation plants allow us to treat the coal we extract from those mines to ensure a consistent quality and to enhance its suitability for particular end-users.
     The treatments we employ at our preparation plants depend on the size of the raw coal. For course material, the separation process relies on the difference in the density between coal and waste rock where, for the very fine fractions, the separation process relies on the difference in surface chemical properties between coal and the waste minerals. To remove impurities, we crush raw coal and classify it into various sizes. For the largest size fractions, we use dense media vessel separation techniques in which we float coal in a tank containing a liquid of a pre-determined specific gravity. Since coal is lighter than its impurities, it floats, and we can separate it from rock and shale. We treat intermediate sized particles with dense medium cyclones, in which a liquid is spun at high speeds to separate coal from rock. Fine coal is treated in spirals, in which the differences in density between coal and rock allow them, when suspended in water, to be separated. Ultra fine coal is recovered in column flotation cells utilizing the differences in surface chemistry between coal and rock. By injecting stable air bubbles through a suspension of ultra fine coal and rock, the coal particles adhere to the bubbles and rise to the surface of the column where they are removed. To minimize the moisture content in coal, we process most coal sizes through centrifuges. A centrifuge spins coal very quickly, causing water accompanying the coal to separate.
     For more information about the preparation plants used at our mining operations, you should see the section entitled “Our Mining Operations” below.
OUR MINING OPERATIONS
General
     At December 31, 2010, we operated seven active mines at seven mining complexes located in the United States. We have two reportable business segments, which are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2010, 2009 and 2008 contained in Note 15 — Segment Information to our consolidated financial statements beginning on page F-16.
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
     The following map shows the locations of our mining operations:
     The following table provides a summary of information regarding our active mining complexes at December 31, 2010, the total sales associated with these complexes for the years ended December 31, 2008, 2009 and 2010 and the total reserves associated with these complexes at December 31, 2010. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The information included below in the following table describes in more detail our mining operations, the coal mining methods used, certain characteristics of our coal and the method by which we transport coal from our mining operations to our customers or other third parties.

							Total Cost
							of Property,
							Plant and
							Equipment
		Mining			Tons Sold		at December 31,	Assigned
Mining Complex	Mines	Equipment	Railroad	2008	2009	2010	2010	Reserves
					(Million tons)		($ in millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	88.5	81.2	116.2	$1,039.2	1,405.7
Coal Creek	S	D, S	UP/BN	11.5	9.8	11.4	149.0	184.8
Western Bituminous:
Arch of Wyoming	S	L	UP	0.2	0.1	0.1	22.8	14.8
Dugout Canyon	U	LW, CM	UP	4.3	3.2	2.3	138.4	10.8

							Total Cost
							of Property,
							Plant and
							Equipment
		Mining			Tons Sold		at December 31,	Assigned
Mining Complex	Mines	Equipment	Railroad	2008	2009	2010	2010	Reserves
					(Million tons)		($ in millions)	(Million tons)
Skyline	U	LW, CM	UP	3.3	2.8	2.9	164.3	17.1
Sufco	U	LW, CM	UP	7.4	6.6	6.1	225.3	56.5
West Elk	U	LW, CM	UP	5.3	4.0	4.8	466.9	63.7

Totals				120.5	107.7	143.8	$2,205.9	1,753.4

S	= Surface mine
U	= Underground mine
D	= Dragline
L	= Loader/truck
S	= Shovel/truck
LW	= Longwall
CM	= Continuous miner
UP	= Union Pacific Railroad
BN	= Burlington Northern Santa Fe Railway
Powder River Basin
     Black Thunder. Black Thunder is a surface mining complex located on approximately 33,800 acres in Campbell County, Wyoming. The Black Thunder mining complex extracts steam coal from the Upper Wyodak and Main Wyodak seams. The Black Thunder mining complex shipped 116.2 million tons of coal in 2010.
     We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1,405.7 million tons of proven and probable reserves at December 31, 2010. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190.0 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
     The Black Thunder mining complex currently consists of seven active pit areas and three loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.
     Coal Creek. Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts steam coal from the Wyodak-R1 and Wyodak-R3 seams. The Coal Creek mining complex shipped 11.4 million tons of coal in 2010.
     We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 184.8 million tons of proven and probable reserves at December 31, 2010. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50.0 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2025 before annual output starts to significantly decline. One tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.
     The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.
          Western Bituminous
     Arch of Wyoming. Arch of Wyoming is a surface mining complex located in Carbon County, Wyoming. The Arch of Wyoming complex currently consists of one active surface mine and four inactive mines located on approximately 58,000 acres that are in the final process of reclamation and bond release. The Arch of Wyoming mining complex extracts coal from the Johnson seam. The Arch of Wyoming complex shipped 0.1 million tons of coal in 2010.
     We control a significant portion of the coal reserves associated with this complex through federal, state and private leases. The active Arch of Wyoming mining operations had approximately 14.8 million tons of proven and probable reserves at December 31, 2010. The air quality permit for the active Arch of Wyoming mining operation allows for the mining of coal at a rate of 2.5 million tons per year. Without the addition of more coal reserves, the current reserves will sustain current production levels until 2018 before annual output starts to significantly decline.
     The active Arch of Wyoming mining operations currently consist of one active pit area. We ship all of the coal raw to our customers via the Union Pacific railroad and by truck. We do not process the coal mined at this complex.
     Dugout Canyon. Dugout Canyon mine is an underground mining complex located on approximately 18,572 acres in Carbon County, Utah. The Dugout Canyon mining complex has extracted steam coal from the Rock Canyon and Gilson seams. The Dugout Canyon mining complex shipped 2.3 million tons of coal in 2010.
     We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 10.8 million tons of proven and probable reserves at December 31, 2010. The coal seam currently being mined will sustain current production levels until approximately mid-2012, at which point we will need to transition to another coal seam to continue mining.
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
     Skyline. Skyline is an underground mining complex located on approximately 13,230 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O’Conner A seam. The Skyline mining complex shipped 2.9 million tons of coal in 2010.
     We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 17.1 million tons of proven and probable reserves at December 31, 2010. The reserve area currently being mined will sustain current production levels through 2012, at which point we plan to transition to a new reserve area in order to continue mining.
     The Skyline complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.
     Sufco. Sufco is an underground mining complex located on approximately 27,550 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha seam. The Sufco mining complex shipped 6.1 million tons of coal in 2010.
     We control a significant portion of the coal reserves through federal and state leases. The Sufco mining complex had approximately 56.5 million tons of proven and probable reserves at December 31, 2010. The coal seam currently being mined will sustain current production levels through 2020, at which point a new coal seam will have to be accessed in order to continue mining.
     The Sufco complex currently consists of a longwall, three continuous miner sections and a loadout facility located approximately 80 miles from the mine. We ship all of the coal raw to our customers via the Union Pacific railroad or by highway trucks. Processing at the mine site consists of crushing and sizing. The rail loadout facility is capable of loading an 11,000-ton train in less than three hours.
     West Elk. West Elk is an underground mining complex located on approximately 17,900 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam. The West Elk mining complex shipped 4.8 million tons of coal in 2010.
     We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 63.7 million tons of proven and probable reserves at December 31, 2010. Without the addition of more coal reserves, the current reserves will sustain current production levels through 2019 before annual output starts to significantly decline.
     The West Elk complex currently consists of a longwall, two continuous miner sections and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. In 2010, we finished constructing a new coal preparation plant with supporting coal handling facilities at the West Elk mine site. The loadout facility can load an 11,000-ton train in less than three hours.

Sales and Marketing
     Overview. Coal prices are influenced by a number of factors and vary materially by region. As a result of these regional characteristics, prices of coal by product type within a given major coal producing region tend to be relatively consistent with each other. The price of coal within a region is influenced by market conditions, coal quality, transportation costs involved in moving coal from the mine to the point of use and mine operating costs. For example, higher carbon and lower ash content generally result in higher prices, and higher sulfur and higher ash content generally result in lower prices within a given geographic region.
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
     Customers. In 2010, we sold coal to domestic customers located in 31 different states. For the year ended December 31, 2010, we derived approximately 25% of our total coal revenues from sales to our three largest customers — Ameren Corporation, Tennessee Valley Authority and Pacificorp — and approximately 49% of our total coal revenues from sales to our 10 largest customers.
Long-Term Coal Supply Arrangements
     As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2010, we sold approximately 81% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms up to 7 years. At December 31, 2010, the average volume-weighted remaining term of our long-term contracts was approximately 2.6 years, with remaining terms ranging from one to seven years. At December 31, 2010, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 246 million tons.
     We typically sell coal to customers under long-term arrangements through a “request-for-proposal” process. The terms of our coal sales agreements result from competitive bidding and negotiations with customers. Consequently, the terms of these contracts vary by customer, including base price adjustment features, price re-opener terms, coal quality requirements, quantity parameters, permitted sources of supply, future regulatory changes, extension options, force majeure, termination, damages and assignment provisions. Our long-term supply contracts typically contain provisions to adjust the base price due to new statutes, ordinances or regulations, such as the Mine Improvement and New Emergency Response Act of 2006, which we refer to as the MINER Act, that affect our costs related to performance of the agreement. Additionally, some of our contracts contain provisions that allow for the recovery of costs affected by modifications or changes in the interpretations or application of any applicable statute by local, state or federal government authorities. These provisions only apply to the base price of coal contained in these supply contracts. In some circumstances, a significant adjustment in base price can lead to termination of the contract.
     Certain of our contracts contain index provisions that change the price based on changes in market based indices and or changes in economic indices. Certain of our contracts contain price re-opener provisions that may allow a party to commence a renegotiation of the contract price at a pre-determined time. Price re-opener provisions may automatically set a new price based on prevailing market price or, in some instances, require us to negotiate a new price, sometimes within a specified range of prices. In a limited number of agreements, if the parties do not agree on a new price, either party has an option to terminate the contract. Under some of our contracts, we have the right to match lower prices offered to our customers by other suppliers. In addition, certain of our contracts contain clauses that may allow customers to terminate the contract in the event of certain changes in environmental laws and regulations that impact their operations.

     Coal quality and volumes are stipulated in coal sales agreements. In most cases, the annual pricing and volume obligations are fixed, although in some cases the volume specified may vary depending on the customer consumption requirements. Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal characteristics such as heat content, sulfur, ash and moisture content as well as others. Failure to meet these specifications can result in economic penalties, suspension or cancellation of shipments or termination of the contracts.
     Our coal sales agreements also typically contain force majeure provisions allowing temporary suspension of performance by us or our customers, during the duration of events beyond the control of the affected party, including events such as strikes, adverse mining conditions, mine closures or serious transportation problems that affect us or unanticipated plant outages that may affect the buyer. Our contracts also generally provide that in the event a force majeure circumstance exceeds a certain time period, the unaffected party may have the option to terminate the purchase or sale in whole or in part. Some contracts stipulate that this tonnage can be made up by mutual agreement or at the discretion of the buyer. Agreements between our customers and the railroads servicing our mines may also contain force majeure provisions. Generally, our coal sales agreements allow our customer to suspend performance in the event that the railroad fails to provide its services due to circumstances that would constitute a force majeure.
     In most of our contracts, we have a right of substitution (unilateral or subject to counterparty approval), allowing us to provide coal from different mines, including third-party mines, as long as the replacement coal meets quality specifications and will be sold at the same equivalent delivered cost.
     In some of our coal supply contracts, we agree to indemnify or reimburse our customers for damage to their or their rail carrier’s equipment while on our property, which result from our or our agents’ negligence, and for damage to our customer’s equipment due to non-coal materials being included with our coal while on our property.
     Transportation. We ship our coal to domestic customers by means of railroad, barges or trucks, or a combination of these means of transportation. We generally sell coal used for domestic consumption free on board at the mine or nearest loading facility. Our domestic customers normally bear the costs of transporting coal by rail or barge.
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
     Most coal mines are served by a single rail company, but much of the Powder River Basin is served by two rail carriers: the Burlington Northern-Santa Fe railroad and the Union Pacific railroad. In the Western Bituminous region our customers are largely served by the Union Pacific railroad or by truck delivery.
Competition
     The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., Cloud Peak Energy, CONSOL Energy Inc., Massey Energy Company, Patriot Coal Corporation, and Peabody Energy Corp. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate. As the price of domestic coal increases, we also compete with companies that produce coal from one or more foreign countries, such as Colombia, Indonesia and Venezuela.
     Additionally, coal competes with other fuels, such as natural gas, nuclear energy, hydropower, wind, solar and petroleum, for steam and electrical power generation. Costs and other factors relating to these alternative fuels, such as safety and environmental considerations, affect the overall demand for coal as a fuel.

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
Environmental and Other Regulatory Matters.
     Federal, state and local authorities regulate the U.S. coal mining industry with respect to matters such as employee health and safety and the environment, including protection of air quality, water quality, wetlands, special status species of plants and animals, land uses, cultural and historic properties and other environmental resources identified during the permitting process. Reclamation is required during production and after mining has been completed. Materials used and generated by mining operations must also be managed according to applicable regulations and law. These laws have, and will continue to have, a significant effect on our production costs and our competitive position.
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
     In order to obtain mining permits and approvals from federal and state regulatory authorities, mine operators must submit a reclamation plan for restoring, upon the completion of mining operations, the mined property to its prior condition or other authorized use. Typically, we submit the necessary permit applications several months or even years before we plan to begin mining a new area. Some of our required permits are becoming increasingly more difficult and expensive to obtain, and the application review processes are taking longer to complete and becoming increasingly subject to challenge, even after a permit has been issued.
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
     In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines and $0.135 per ton of coal produced from underground mines. In 2010, we recorded $41.9 million of expense related to these reclamation fees.
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
     The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2010, we have self-bonded an aggregate of approximately $403 million and have posted an aggregate of approximately $33 million in surety bonds for reclamation purposes. In addition, we had approximately $21 million of surety bonds and letters of credit outstanding at December 31, 2010 to secure workers’ compensation, coal lease and other obligations.
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
     Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2010, we recorded $74.3 million of expense related to this excise tax.
     Clean Air Act. The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions is likely, such as the Environmental Protection Agency’s (“EPA”) June 22, 2010, (75 Fed Reg 35520) revision of the national ambient air quality standard for sulfur dioxide and a similar proposal announced on January 6, 2010 for ozone that is now expected to be finalized in July of 2011. Regulation of additional emissions such as carbon dioxide or other greenhouse gases as proposed or determined by EPA on October 27, October 30 and December 15, 2009 may eventually be applied to stationary sources such as coal-fueled power plants and industrial boilers (see discussion of Climate Change, below). This application could eventually reduce the demand for coal.
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

be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. In addition, EPA has announced that it intends to propose a revision to the PM2.5 NAAQS in February of 2011 with a final regulation being promulgated in October of 2011. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.
•	Ozone. Significant additional emission control expenditures will be required at coal-fueled power plants to meet the new NAAQS for ozone. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead. For example, on March 27, 2008, EPA promulgated a new 75 parts per billion (ppb) ozone primary NAAQS. On September 16, 2009, EPA announced that it will reconsider the new standard, and on January 19, 2010, EPA proposed its reconsidered NAAQS (75 Fed Reg 2938), proposing to adopt a new, more stringent primary ambient air quality standard for ozone and to change the way in which the secondary standard is calculated. Should these NAAQS withstand scrutiny, additional emission control expenditures will likely be required at coal-fueled power plants.
•	NOx SIP Call. The NOx SIP Call program was established by the EPA in October 1998 to reduce the transport of ozone on prevailing winds from the Midwest and South to states in the Northeast, which said that they could not meet federal air quality standards because of migrating pollution. The program was designed to reduce nitrous oxide emissions by one million tons per year in 22 eastern states and the District of Columbia. Phase II reductions were required by May 2007. As a result of the program, many power plants have been or will be required to install additional emission control measures, such as selective catalytic reduction devices. Installation of additional emission control measures will make it more costly to operate coal-fueled power plants, which could make coal a less attractive fuel.
•	Clean Air Interstate Rule. The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative. The stringency of the cap may require some coal-fueled power plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low-sulfur coal at these plants and thereby potentially reduce market prices for low-sulfur coal. Emissions are permanently capped and cannot increase. In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. EPA proposed a revised transport rule on August 2, 2010, (75 Fed Reg 45209) and received thousands of comments on the proposal. The rule making is expected to be finalized in July of 2011 and it is possible that additional power plant controls may be required under the replacement rule, which may affect the market for coal.
•	Mercury. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule, which we refer to as CAMR, and remanded it to the EPA for reconsideration. The EPA is reviewing the court decision and evaluating its impacts. Before the court decision, some states had either adopted CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than CAMR. CAMR, as promulgated, would have permanently capped and reduced mercury emissions from coal-fueled power plants by establishing mercury emissions limits from new and existing coal-fueled power plants and creating a market-based cap-and-trade program that was expected to reduce nationwide emissions of mercury in two phases. Under CAMR, coal-fueled power plants would have had until 2010 to cut mercury emission levels from 48 tons to 38 tons a year and until 2018 to bring that level down to 15 tons, a 69% reduction. On December 24, 2009, the EPA announced that it had recommended to the Office of Management and Budget an Information Collection Request that would require all US power plants with coal or oil-fired generating units to submit emissions information. With this information the EPA intends to propose standards for all air toxic emissions, including mercury, for coal and oil-fired units by March 10, 2011. The EPA hopes to make these new standards final by November 16, 2011. Regardless of how the EPA responds on reconsideration or how states implement their state-specific mercury rules, rules imposing stricter limitations on mercury emissions from power plants will likely be promulgated and implemented. Any such rules may adversely affect the demand for coal.
•	Regional Haze. The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIP’s by December 17, 2007, that, among other things, was to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392), which could trigger Federal implementation plans. EPA has taken no enforcement action against states to finalize implementation plans. Nonetheless, this program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.
•	New Source Review. A number of pending regulatory changes and court actions are affecting the scope of the EPA’s new source review program, which under certain circumstances requires existing coal-fueled power plants to install the more stringent air emissions control equipment required of new plants. The changes to the new source review program may impact demand for coal nationally, but as the final form of the requirements after their revision is not yet known, we are unable to predict the magnitude of the impact.
     Climate Change. One by-product of burning coal is carbon dioxide, which is considered a greenhouse gas and is a major source of concern with respect to global warming. In November 2004, Russia ratified the Kyoto Protocol to the 1992 Framework Convention on Global Climate Change, which establishes a binding set of emission targets for greenhouse gases. With Russia’s acceptance, the Kyoto Protocol became binding on all those countries that had ratified it in February 2005. The United States has refused to ratify the Kyoto Protocol. Although the Kyoto targets varied from country to country, the United States Kyoto Protocol target reductions of greenhouse gas emissions would be to 93% of 1990 levels. Following the Kyoto meeting, multiple Conferences of the Parties have been held. None to date, including the most recent Conference of the Parties in Cancun, Mexico, in late November and early December of 2010, have resulted in any mandatory reduction requirements for the United States, but any such future conference may do so.
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
     For example, a challenge in the U.S. Court of Appeals for the District of Columbia with respect to the EPA’s decision not to regulate greenhouse gas emissions from power plants and other stationary sources under the Clean Air Act’s new source performance standards was remanded to the EPA for further consideration in light of Massachusetts v. EPA. Other pending cases regarding greenhouse gases may affect the market for coal. In AEP v. Connecticut (582 F. 3d, 309, 2d Cir, 2009) the Second Circuit Court of Appeals held that States and private plaintiffs may maintain actions under federal common law alleging that five electric utilities have created a “public nuisance” by contributing to global warming, and may seek injunctive relief capping the utilities’ CO2 emissions at judicially-determined levels. However, the Supreme Court granted certiorari (10-174, US) on December 6, 2010, and argument has not yet been scheduled.
     On October 27, 2009, the EPA announced how it will establish thresholds for phasing-in and regulating greenhouse gas emissions under various provisions of the Clean Air Act. Three days later, on October 30, 2009, the EPA published a final rule in the Federal Register that requires the reporting of greenhouse gas emissions from all sectors of the American economy, and reporting of emissions from underground coal mines and coal suppliers was promulgated on July 12, 2010 (75 Fed Reg 39736). If as a result of these actions the EPA were to set emission limits for carbon dioxide from electric utilities or steel mills, the demand for coal could decrease.
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
     Clean Water Act requirements that may directly or indirectly affect our operations include the following:
•	Wastewater Discharge. Section 402 of the Clean Water Act creates a process for establishing effluent limitations for discharges to streams that are protective of water quality standards through the National Pollutant Discharge Elimination System, which we refer to as the NPDES, or an equally stringent program delegated to a state regulatory agency. Regular monitoring, reporting and compliance with performance standards are preconditions for the issuance and renewal of NPDES permits that govern discharges into waters of the United States, especially on selenium, sulfate and specific conductance. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of penalties, and persistent non-compliance could lead to significant penalties, compliance costs and delays in coal production. In addition, the imposition of future restrictions on the discharge of certain pollutants into waters of the United States could increase the difficulty of obtaining and complying with NPDES permits, which could impose additional time and cost burdens on our operations.
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
     Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act, which we refer to as RCRA, may affect coal mining operations through its requirements for the management, handling, transportation and disposal of hazardous wastes. Currently, certain coal mine wastes, such as overburden and coal cleaning wastes, are exempted from hazardous waste management. In addition, Subtitle C of RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In its 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion products generated at electric utility and independent power producing facilities, such as coal ash, and left the exemption in place. In May 2000, the EPA concluded that coal combustion products do not warrant regulation as hazardous waste under RCRA and again retained the hazardous waste exemption for these wastes. The EPA also determined that national non-hazardous waste regulations under RCRA Subtitle D are needed for coal combustion products disposed in surface impoundments and landfills and used as mine-fill. In March of 2007 the Office of Surface Mining and EPA proposed regulations regarding the management of coal combustion products. The EPA concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. As long as this exemption remains in effect, it is not anticipated that regulation of coal combustion waste will have any material effect on the amount of coal used by electricity generators. A final rule has not been promulgated. Most state hazardous waste laws also exempt coal combustion products, and instead treat it as either a solid waste or a special waste. Any costs associated with handling or disposal of hazardous wastes would increase our customers’ operating costs and potentially reduce their ability to purchase coal. In addition, contamination caused by the past disposal of ash can lead to material liability. In another development regarding coal combustion wastes, EPA conducted an assessment of impoundments and other units that manage residuals from coal combustion and that contain free liquids following a massive coal ash spill in Tennessee in 2008, EPA contractors conducted site assessments at many impoundments and is requiring appropriate remedial action at any facility that is found to have a unit posing a risk for potential failure. EPA is posting utility responses to the assessment on its web site as the responses are received. Future regulations resulting from the EPA coal combustion refuse assessments may impact the ability of the Company’s utility customers to continue to use coal in their power plants.
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
Employees
     General. At March 28, 2011, we employed a total of approximately 3,000 persons. We believe that our relations with all employees are good.
Executive Officers
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. The following is a list of executive officers of Arch Coal, their ages as of February 22, 2011 and their positions and offices during the last five years:

Name	Age	Position
C. Henry Besten, Jr.	62	Mr. Besten has served as Arch Coal’s Senior Vice President-Strategic Development since 2002.

John T. Drexler	41	Mr. Drexler has served as Arch Coal’s Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as Arch Coal’s Vice President-Finance and Accounting from March 2006 to April 2008. From March 2005 to March 2006, Mr. Drexler served as Arch Coal’s Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within Arch Coal’s finance and accounting department.

John W. Eaves	53	Mr. Eaves has served as Arch Coal’s President and Chief Operating Officer since April 2006. Mr. Eaves has also been a director of Arch Coal since February 2006. From 2002 to April 2006, Mr. Eaves served as Arch Coal’s Executive Vice President and Chief Operating Officer. Mr. Eaves also serves on the board of directors of ADA-ES, Inc. and CoaLogix.

Sheila B. Feldman	56	Ms. Feldman has served as Arch Coal’s Vice President-Human Resources since 2003. From 1997 to 2003, Ms. Feldman was the Vice President-Human Resources and Public Affairs of Solutia Inc.

Robert G. Jones	54	Mr. Jones has served as Arch Coal’s Senior Vice President-Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President-Law, General Counsel and Secretary from 2000 to August 2008.

Name	Age	Position
Paul A. Lang	50	Mr. Lang has served as Arch Coal’s Senior Vice President-Operations since December 2006. Mr. Lang served as President of Western Operations from July 2005 through December 2006 and President and General Manager of Thunder Basin Coal Company, L.L.C. from 1998 through July 2005.

Steven F. Leer	58	Mr. Leer has served as Arch Coal’s Chairman and Chief Executive Officer since April 2006. Mr. Leer served as Arch Coal’s President and Chief Executive Officer from 1992 to April 2006. Mr. Leer also serves on the board of directors of the Norfolk Southern Corporation, USG Corp., the Business Roundtable, the University of the Pacific and Washington University and is past chairman of the Coal Industry Advisory Board. Mr. Leer is a past chairman and continues to serve on the board of directors of the Center for Energy and Economic Development, the National Coal Council and the National Mining Association.

David B. Peugh	56	Mr. Peugh has served as Arch Coal’s Vice President-Business Development since 1995.

Deck S. Slone	47	Mr. Slone has served as Arch Coal’s Vice President-Government, Investor and Public Affairs since August 2008. Mr. Slone served as Arch Coal’s Vice President-Investor Relations and Public Affairs from 2001 to August 2008.

David N. Warnecke	55	Mr. Warnecke is currently Arch Coal’s Senior Vice President–Marketing and Trading. He has served as Arch Coal’s Vice President-Marketing and Trading from August 2005 until February 2011. From June 2005 until March 2007, Mr. Warnecke served as President of Arch Coal Sales Company, Inc. and from April 2004 until June 2005, Mr. Warnecke served as Executive Vice President of Arch Coal Sales Company, Inc. Prior to June 2004, Mr. Warnecke was Senior Vice President-Sales, Trading and Transportation of Arch Coal Sales Company, Inc.
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
     Our profitability and the value of our coal reserves depend upon the prices we receive for our coal. The contract prices we may receive in the future for coal depend upon factors beyond our control, including the following:
•	the domestic and foreign supply and demand for coal;

•	the quantity and quality of coal available from competitors;

•	competition for production of electricity from non-coal sources, including the price and availability of alternative fuels;

•	domestic air emission standards for coal-fueled power plants and the ability of coal-fueled power plants to meet these standards by installing scrubbers or other means;

•	adverse weather, climatic or other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including economic slowdowns;

•	legislative, regulatory and judicial developments, environmental regulatory changes or changes in energy policy and energy conservation measures that would adversely affect the coal industry, such as legislation limiting carbon emissions or providing for increased funding and incentives for alternative energy sources;

•	the proximity to, capacity of and cost of transportation and port facilities; and

•	market price fluctuations for sulfur dioxide emission allowances.
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
     We mine coal at underground and surface mining operations. Certain factors beyond our control, including those listed below, could disrupt our coal mining operations, adversely affect production and shipments and increase our operating costs:
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
     If any of these conditions or events occurs, particularly at our Black Thunder mining complex, which accounted for approximately 81% of the coal volume we sold in 2010, our coal mining operations may be disrupted, we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.
     Competition within the coal industry could put downward pressure on coal prices and, as a result, materially and adversely affect our revenues and profitability.
     We compete with numerous other coal producers in various regions of the United States for domestic sales. International demand for U.S. coal also affects competition within our industry. The demand for U.S. coal exports depends upon a number of factors outside our control, including the overall demand for electricity in foreign markets, currency exchange rates, ocean freight rates, port and shipping capacity, the demand for foreign-priced steel, both in foreign markets and in the U.S. market, general economic conditions in foreign countries, technological developments and environmental and other governmental regulations. Foreign demand for certain U.S. coal has increased in recent periods. If foreign demand for U.S. coal were to decline, this decline could cause competition among coal producers for the sale of coal in the United States to intensify, potentially resulting in significant downward pressure on domestic coal prices.
     In addition, during the mid-1970s and early 1980s, increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in additional production capacity throughout the industry, all of which led to increased competition and lower coal prices. Increases in coal prices over the past several years have encouraged the development of expanded capacity by coal producers and may continue to do so. Any resulting overcapacity and increased production could materially reduce coal prices and therefore materially reduce our revenues and profitability.
     Decreases in demand for electricity resulting from economic, weather changes or other conditions could adversely affect coal prices and materially and adversely affect our results of operations.
     Our coal is primarily used as fuel for electricity generation. Overall economic activity and the associated demand for power by industrial users can have significant effects on overall electricity demand. An economic slowdown can significantly slow the growth of electrical demand and could result in contraction of demand for coal. Declines in international prices for coal generally will impact U.S. prices for coal. During the past several years, international demand for coal has been driven, in significant part, by fluctuations in demand due to economic growth in China and India as well as other developing countries. Significant declines in the rates of economic growth in these regions could materially affect international demand for U.S. coal, which may have an adverse effect on U.S. coal prices.
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
     In 2010, approximately 78% of the tons we sold were to domestic electric power generators. The amount of coal consumed for U.S. electric power generation is affected by, among other things:
•	the location, availability, quality and price of alternative energy sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind, biomass and solar power; and

•	technological developments, including those related to alternative energy sources.
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
     Our coal mining operations use significant amounts of steel, diesel fuel, explosives, rubber tires and other mining and industrial supplies. The cost of roof bolts we use in our underground mining operations depend on the price of scrap steel. We also use significant amounts of diesel fuel and tires for the trucks and other heavy machinery we use, particularly at our Black Thunder mining complex. If the prices of mining and other industrial supplies, particularly steel-based supplies, diesel fuel and rubber tires, increase, our operating costs could be negatively affected. In addition, if we are unable to procure these supplies, our coal mining operations may be disrupted or we could experience a delay or halt in our production.
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
     Because we sell a portion of our coal production under long-term coal supply agreements, our ability to capitalize on more favorable market prices may be limited. Conversely, at any given time we are subject to fluctuations in market prices for the quantities of coal that we have produced but which we have not committed to sell. As described above under “A substantial or extended decline in coal prices could negatively affect our profitability and the value of our coal reserves,” the market prices for coal may be volatile and may depend upon factors beyond our control. Our profitability may be adversely affected if we are unable to sell uncommitted production at favorable prices or at all. For more information about our long-term coal supply agreements, you should see the section entitled “Long-Term Coal Supply Arrangements.”
     The loss of, or significant reduction in, purchases by our largest customers could adversely affect our profitability.
     For the year ended December 31, 2010, we derived approximately 25% of our total coal revenues from sales to our three largest customers and approximately 49% of our total coal revenues from sales to our ten largest customers. We expect to renew, extend or enter into new long-term coal supply agreements with those and other customers. However, we may be unsuccessful in obtaining long-term coal supply agreements with those customers, and those customers may discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us as the terms under our current long-term coal supply agreements, our profitability could suffer significantly. We have limited protection during adverse economic conditions and may face economic penalties if we are unable to satisfy certain quality specifications under our long-term coal supply agreements.
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
     Our ability to repay our remaining 6.75% senior notes may require funding from our parent company, Arch Coal, Inc.
     Our parent company, Arch Coal, manages our cash transactions. Cash distributed by us to Arch Coal is generally recorded as a note receivable to us and payable by Arch Coal. As of December 31, 2010, we had a note receivable from Arch Coal in the amount of $1.5 billion. Our ability to redeem, or repay at maturity in 2013, our remaining 6.75% senior notes may be dependent on Arch Coal’s ability to pay to us a portion of their outstanding note receivable balance. In the event that Arch Coal would be unable to pay to us the amounts they owe to us, we may be unable to redeem, or repay at maturity in 2013, all or a portion of the outstanding 6.75% senior notes, and might have to seek alternative financing arrangements, which could impose additional restrictions on our operations and business.
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
     Changes in the legal and regulatory environment, particularly in light of developments in 2010, could complicate or limit our business activities, increase our operating costs or result in litigation.
     The conduct of our businesses is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events or in response to significant events. Certain recent developments particularly may cause changes in the legal and regulatory environment in which we operate and may impact our results or increase our costs or liabilities. Such legal and regulatory environment changes may include changes in: the processes for obtaining or renewing permits; costs associated with providing healthcare benefits to employees; health and safety standards; accounting standards; taxation requirements; and competition laws.
     In response to the April 2010 explosion at Massey Energy Company’s Upper Big Branch Mine and the ensuing tragedy, we expect that safety matters pertaining to underground coal mining operations will be the topic of new legislation and regulation, as well as the subject of heightened enforcement efforts. For example, federal and West Virginia state authorities have announced special inspections of coal mines to evaluate several safety concerns, including the accumulation of coal dust and the proper ventilation of gases such as methane. In addition, both federal and West Virginia state authorities have announced that they are considering changes to mine safety rules and regulations which could potentially result in additional or enhanced required safety equipment, more frequent mine inspections, stricter and more thorough enforcement practices and enhanced reporting requirements. Any new environmental, health and safety requirements may increase the costs associated with obtaining or maintain permits necessary to perform our mining operations or otherwise may prevent, delay or reduce our planned production, any of which could adversely affect our financial condition, results of operations and cash flows.
     Further, mining companies are entitled a tax deduction for percentage depletion, which may allow for depletion deductions in excess of the basis in the mineral reserves. The deduction is currently being reviewed by the federal government for repeal. If repealed, the inability to take a tax deduction for percentage depletion could have a material impact on our financial condition, results of operations, cash flows and future tax payments.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
Our Properties
General
          At December 31, 2010, we owned or controlled primarily through long-term leases approximately 107,812 acres of coal land in Wyoming, 64,673 acres of coal land in Utah, 21,798 acres of coal land in New Mexico and 18,521 acres of coal land in Colorado. We lease a significant portion of our coal land from Arch Coal. Arch Coal leases a portion of that property from the federal government and from various state governments. Certain of our loadout facilities are located on properties held under leases which expire at varying dates over the next 30 years. Most of the leases contain options to renew. Our remaining loadout facilities are located on property owned by Arch Coal or for which we have a special use permit.
Our Coal Reserves

     We estimate that we owned or controlled approximately 2.3 billion tons of proven and probable recoverable reserves at December 31, 2010. We had approximately 1.24 billion tons of reserves under lease with Arch Coal at December 31, 2010. Our coal reserve estimates at December 31, 2010 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.
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
     The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2010:
Total Assigned Reserves
(Tons in millions)

	Total						As
	Assigned			Sulfur Content			Received			Mining Method		Past Reserve
	Recoverable			(lbs. per million Btus)			Btus	Reserve Control			Under-	Estimates
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	per lb.(1)	Leased	Owned	Surface	ground	2008	2009
Wyoming	1,605	1,581	24	1,514	91	—	8,852	1,592	13	1,605	—	1,476	1,733
Utah	84	50	34	74	9	1	11,337	83	1	—	84	89	105
Colorado	64	52	12	64	—	—	11,278	64	—	—	64	71	75

Total	1,753	1,683	70	1,652	100	1	9,060	1,739	14	1,605	148	1,636	1,913

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.
Total Unassigned Reserves
(Tons in millions)

	Total
	Unassigned			Sulfur Content
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	Underground
Wyoming	489	405	84	440	49	—	9,567	396	93	314	175
Utah	35	14	21	35	—	—	10,799	34	1	—	35
Colorado	45	37	8	45	—	—	11,384	45	—	—	45

Total	569	456	113	520	49	—	9,785	475	94	314	255

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.
     Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 93.5% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 3.2% could be sold as low-sulfur coal.
     The carrying cost of our coal reserves at December 31, 2010 was $346.3 million.

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
     After the environmental analysis or environmental impact statement has been issued and a recommendation has been published that supports the lease sale of the LBA tract, the BLM schedules a public competitive lease sale. The BLM prepares an internal estimate of the fair market value of the coal that is based on its economic analysis and comparable sales analysis. Prior to the lease sale, companies interested in acquiring the lease must send sealed bids to the BLM. The bid amounts for the lease are payable in five annual installments, with the first 20% installment due when the mining operator submits its initial bid for an LBA. Before the lease is approved by the BLM, the company must first furnish to the BLM an initial rental payment for the first year of rent along with either a bond for the next 20% annual installment payment for the bid amount, or an application for history of timely payment, in which case the BLM may waive the bond requirement if the company successfully meets all the qualifications of a timely payor. The bids are opened at the lease sale. If the BLM decides to grant a lease, the lease is awarded to the company that submitted the highest total bid meeting or exceeding the BLM’s fair market value estimate, which is not published. The BLM, however, is not required to grant a lease even if it determines that a bid meeting or exceeding the fair market value of the coal has been submitted. The winning bidder must also submit a report setting forth the nature and extent of its coal holdings to the U.S. Department of Justice for a 30-day antitrust review of the lease. If the successful bidder was not the initial applicant, the BLM will refund the initial applicant certain fees it paid in connection with the application process, for example the fees associated with the environmental analysis or environmental impact statement, and the winning bidder will bear those costs. Coal won through the LBA process and subject to federal leases are administered by the U.S. Department of Interior under the Federal Coal Leasing Amendment Act of 1976. In addition, we occasionally add small coal tracts adjacent to our existing LBAs through an agreed upon lease modification with the BLM. Once the BLM has issued a lease, the company must also complete the permitting process before it can mine the coal. You should see the section entitled “Environmental and Other Regulatory Matters.”
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
     At December 31, 2010, approximately 4.6% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.
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
ITEM 4. RESERVED
Mine Safety and Health Administration Safety Data
     We believe that we have some of the safest producing operations in the world. Safety is a core value at our parent company, Arch Coal, and at each of its subsidiary operations. We have in place a comprehensive safety program that includes extensive health & safety training for all employees, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue between all levels of employees. The goals of our processes are to eliminate exposure to hazards in the workplace, ensure that we comply with all mine safety regulations, and support regulatory and industry efforts to improve the health and safety of our employees along with the industry as a whole.

     Under the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Western or our subsidiaries, for the three-month and twelve-month periods ended December 31, 2010:
•	Section 104 Citations: Total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which we have received a citation from MSHA;

•	Section 104(b) Orders: Total number of orders issued under section 104(b) of the Mine Act;

•	Section 104(d) Citations/Orders: Total number of citations and orders for unwarrantable failure of the mine operator to comply with mandatory health or safety standards under Section 104(d) of the Mine Act;

•	Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•	Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.
Three-Month Period Ended December 31, 2010

					Total Dollar Value of
	Section 104	Section 104(b)	Section 10k4(d)	Section 107(a)	Proposed MSHA
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	Assessments
					(In thousands)(2)
Power River Basin:
Black Thunder	—	—	—	—	$0
Coal Creek	—	—	—	—	$0
Western Bituminous:
Arch of Wyoming	—	—	—	—	$0.1
Dugout Canyon	17	1	3	1	$0
Skyline	8	—	1	—	$10.5
Sufco	6	—	2	—	$8.3
West Elk	10	—	1	—	$22.9

1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I.

2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before February 1, 2011 for citations and orders occurring during the three-month period ended December 31, 2010.
     For the three-month period ended December 31, 2010, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. For the three-month period ended December 31, 2010, none of our mining complexes experienced a mining-related fatality.

Twelve-Month Period Ended December 31, 2010

					Total Dollar Value of
	Section 104	Section 104(b)	Section 104(d)	Section 107(a)	Proposed MSHA
Mining complex(1)	Citations	Orders	Citations/Orders	Orders	Assessments
					(In thousands)(2)
Power River Basin:
Black Thunder	8	—	—	—	$19.5
Coal Creek	—	—	—	—	$2.2
Western Bituminous:
Arch of Wyoming	2	—	—	—	$1.4
Dugout Canyon	52	2	3	1	$90.1
Skyline	30	—	1	—	$42.2
Sufco	37	—	6	1	$94.4
West Elk	50	—	1	3	$332.4

1)	MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers. For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I.

2)	Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before February 1, 2011 for citations and orders occurring during the twelve-month period ended December 31, 2010.
     For the twelve-month period ended December 31, 2010 none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern. During the twelve-month period ended December 31, 2010, none of our mining complexes experienced a mining-related fatality.
     As of December 31, 2010, we had a total of 49 matters pending before the Federal Mine Safety and Health Review Commission. This includes legal actions that were initiated prior to the twelve-month period ended December 31, 2010 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such twelve-month period.
     In evaluating the above information regarding mine safety and health, investors should take into account factors such as: (i) the number of citations and orders will vary depending on the size of a coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process are often reduced in severity and amount, and are sometimes dismissed.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     There is no market for our common equity.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
	2010(1)	2009(2)	2008	2007	2006(3)
	(Amounts in thousands, except per ton data)
Statement of Operations Data:
Coal sales revenue	$2,048,287	$1,651,389	$1,758,008	$1,541,066	$1,491,362
Income from operations	134,349	39,310	180,392	197,271	314,263
Net income	118,403	18,276	188,705	221,661	315,915
Balance Sheet Data:
Cash and cash equivalents	$79,817	$6,819	$2,851	$248	$186
Receivable from Arch Coal, Inc.	1,493,181	1,541,243	1,528,068	1,427,833	1,152,102
Total assets	3,246,630	3,307,913	3,105,084	2,852,187	2,557,772
Total debt, including note payable to Arch Coal	733,522	1,004,234	1,021,819	1,032,473	958,881
Redeemable membership interests	10,444	8,962	8,765	8,000	6,934
Non-redeemable membership interests	1,836,070	1,706,710	1,495,613	1,330,202	1,097,067
Cash Flow Data:
Cash provided by operating activities	$438,376	$178,119	$396,582	$324,764	$539,666
Depreciation, depletion and amortization	167,260	159,755	155,400	136,927	119,014
Amortization of acquired sales contracts, net	35,606	19,623	(705)	(1,633)	(10,742)
Capital expenditures	102,612	125,454	286,607	147,423	260,368
Repayments of long-term debt, including redemption premium	(505,627)	—	—	—	—
Operating Data:
Tons sold	143,953	107,649	120,361	115,743	113,759
Tons produced	144,101	108,213	119,494	115,841	114,928
Average sales price per ton	$14.23	$15.34	$14.61	$13.31	$13.11

(1)	On September 8, 2010, we redeemed $500.0 million aggregate principal amount of the outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal. We recognized a loss on the redemption of $6.8 million, including the payment of $5.6 million redemption premium, the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the senior notes.

(2)	On October 1, 2009, Arch Coal acquired the Jacobs Ranch mining operations for a purchase price of $768.8 million. The acquisition included approximately 345 million tons of coal reserves located adjacent to our Black Thunder mining complex. Arch Coal contributed the acquired employees, inventories and supply parts, equipment and other personal property to us, which we immediately merged with our Black Thunder mining operations. We lease the related coal reserves of approximately 345 million tons from a subsidiary of Arch Coal.

(3)	On October 27, 2005, we conducted a precautionary evacuation of our West Elk mine after we detected elevated readings of combustion-related gases in an area of the mine where we had completed mining activities but had not yet removed final longwall equipment. We estimate that the idling resulted in $30.0 million of lost profits during the first quarter of 2006, in addition to the effect of the idling and fire-fighting costs incurred during the fourth quarter of 2005 of $33.3 million. We recognized insurance recoveries related to the event of $41.9 million during the year ended December 31, 2006.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
          We are a subsidiary of Arch Coal, Inc., one of the world’s largest coal producers by volume. We sell substantially all of our coal to power plants and industrial facilities. Our two reportable business segments are based on the low-sulfur U.S. coal producing regions in which we operate — the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations.

     The Powder River Basin is located in northeastern Wyoming and southeastern Montana. The coal we mine from surface operations in this region is very low in sulfur content and has a low heat value compared to the other regions in which we operate. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance, is easier to mine and thus has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat content, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal we mine from underground and surface mines in this region typically is low in sulfur content and varies in heat content.
     Growth in domestic and global coal demand combined with coal supply constraints in many traditional coal exporting countries benefited coal markets during 2010. U.S. power generation increased more than 4% in 2010, in response to improving economic conditions, as well as favorable weather trends across most regions of the U.S. We estimate that U.S. steam coal consumption grew by 5.6% in 2010, driven by the increase in power generation as well as improving industrial demand. Growth in global coal demand, coupled with weather and infrastructure-driven supply constraints in major coal exporting countries, has also positively influenced the U.S. coal markets. As a result, U.S. coal exports reached 81 million tons in 2010, a 35% increase over 2009.
     U.S. coal production overall increased 10 million tons in 2010, but declined by 12 millio+n tons in Central Appalachia. Looking ahead, we expect continued supply pressures in Central Appalachia to create opportunities for other coal basins, particularly the Powder River Basin. Coal production in the Powder River Basin increased 11 million tons in 2010, and forward prices for Powder River Basin coal have improved since the beginning of 2010.
     We expect growing global demand and continuing supply constraints in traditional coal exporting countries to continue to fuel seaborne coal markets for steam coal from the U.S.
     In January 2011, Arch Coal took steps towards accomplishing a strategic objective of expanding sales of Powder River Basin coal into the Asia-Pacific region. Arch Coal acquired a 38% interest in Millennium Bulk Terminals-Longview, LLC (“Millennium Terminal”), which owns a brownfield bulk commodity terminal on the Columbia River near Longview, Washington. Millennium Terminal continues to work on obtaining the required approvals and necessary permits to complete dredging and other upgrades to enable coal, alumina and cementious material shipments through the terminal. Arch will control 38% of the terminal’s throughput and storage capacity to facilitate export shipments of coal off the west coast of the United States. The terminal is served by the Union Pacific and Burlington Northern Santa Fe railroads, which will provide us access to export markets from our Powder River Basin and Western Bituminous regions. Arch Coal also entered into an agreement with Canadian Crown Corporation Ridley Terminals Inc. (“Ridley Terminal”), a coal and other bulk commodity marine terminal located near Prince Rupert, British Columbia, which provides us with direct, immediate access to the growing seaborne thermal market. The five-year agreement will give us throughput capacity at the terminal of up to 2 million metric tons of coal for 2011 and up to 2.5 million metric tons of coal annually for 2012 through 2015. Ridley Terminal has the capacity to load up to 12 million metric tons of coal annually, with expansion plans that could double the facility’s capacity by 2015.
Items Affecting Comparability of Reported Results
     The comparability of our operating results for the years ended December 31, 2010, 2009 and 2008 is affected by the following significant items:
          Dugout Canyon production suspensions — We temporarily suspended production at our Dugout Canyon mine in Carbon County, Utah, on April 29, 2010 after an increase in carbon monoxide levels resulted from a heating event in a previously mined area. After permanently sealing the area, we resumed full coal production on May 21, 2010. On June 22, 2010, an ignition event at our longwall resulted in a second evacuation of all underground employees at the mine. All employees were safely evacuated in both events. The resumption of mining required us to render the mine’s atmosphere inert, ventilate the longwall area, determine the cause of the ignition, implement preventive measures, and secure an MSHA-approved longwall ventilation plan. We restarted the longwall system on September 9, 2010, and resumed production at normalized levels by the end of September. As a result of the outages in the second and third quarters, the Dugout Canyon mine incurred a loss of $29.3 million for the year ended December 31, 2010. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.
          Redemption of Senior Notes —On September 8, 2010 we redeemed $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.

     Acquisition of Jacobs Ranch mining operations — On October 1, 2009, Arch Coal acquired the Jacobs Ranch mining operations for a purchase price of $768.8 million. The acquisition included approximately 345 million tons of coal reserves located adjacent to our Black Thunder mining complex. Arch Coal contributed the acquired employees, inventories and supply parts, equipment and other personal property to us, which we immediately merged with our Black Thunder mining operations. We lease the coal reserves from a subsidiary of Arch Coal and have achieved significant operating efficiencies by combining the two operations, including operational cost savings, administrative cost reductions and coal-blending optimization.
Results of Operations
     Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     Summary. Our improved results for the year ended December 31, 2010 when compared to the year ended December 31, 2009 were generated from increased sales volumes and lower production costs.
     Revenues. The following table summarizes information about coal sales during the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

	Year Ended December 31		Increase (Decrease)
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$2,048,287	$1,651,389	$396,898	24.0%
Tons sold	143,953	107,649	36,304	33.7%
Coal sales realization per ton sold	$14.23	$15.34	$(1.11)	(7.2)%
     Coal sales increased in 2010 from 2009, primarily due to an increase in tons sold in the Powder River Basin region, resulting from the acquisition of the Jacobs Ranch mining complex at the beginning of the fourth quarter of 2009. Our average coal sales realization per ton was lower in 2010, due to the impact of changes in regional mix on our average selling price and lower pricing in the Powder River Basin. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.
     Costs, expenses and other. The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Increase (Decrease)
	Year Ended December 31		in Net Income
	2010	2009	$	%
	(Dollars in thousands)
Cost of coal sales	$1,679,872	$1,398,663	$(281,209)	(20.1)%
Depreciation, depletion and amortization	167,260	159,755	(7,505)	(4.7)
Amortization of acquired sales contracts, net	35,606	19,623	(15,983)	(81.5)
Selling, general and administrative expenses	35,989	44,513	8,524	19.1
Other operating income, net	(4,789)	(10,475)	(5,686)	(54.3)

Total	$1,913,938	$1,612,079	$(301,859)	(18.7)%

     Cost of coal sales. Our cost of coal sales increased in 2010 from 2009 primarily due to the higher sales volumes discussed above, partially offset by the impact of a lower average cost per-ton sold, due to the impact of the changes in regional mix as well as lower per-ton production costs in both regions. We have provided more information about our operating segments under the heading “Operating segment results”.
     Depreciation, depletion and amortization. When compared with 2009, higher depreciation and amortization costs in 2010 resulted primarily from the impact of the acquisition of the Jacobs Ranch mining complex in the fourth quarter of 2009.
     Amortization of acquired sales contracts, net. Arch Coal acquired both above- and below-market sales contracts with a net fair value of $58.4 million with the Jacobs Ranch mining operation. The sales contracts were not contributed to us, however, the amortization of these acquired sales contracts is reflected in our results. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Costs allocated during 2009 include acquisition costs related to Arch Coal’s purchase of the Jacobs Ranch mining complex.
     Other operating income, net. The net decrease is primarily the result of a decrease in income from contract settlements.
     Operating segment results. The following table shows results by operating segment for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

	Year Ended December 31		Increase (Decrease)
	2010	2009	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Powder River Basin
Tons sold	127,645	90,956	36,689	40.3%
Coal sales realization per ton sold(1)	$11.76	$12.11	$(0.35)	(2.9)%
Operating margin per ton sold(2)	$0.83	$0.47	$0.36	76.6%
Western Bituminous
Tons sold	16,308	16,693	(385)	(2.3)%
Coal sales realization per ton sold(1)	$29.61	$29.11	$0.50	1.7%
Operating margin per ton sold(2)	$3.36	$1.66	$1.70	102.4%

(1)	Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin and $3.34 for the Western Bituminous. For the year ended December 31, 2009, transportation costs per ton were $0.12 for the Powder River Basin and $3.18 for the Western Bituminous region.

(2)	Operating margin per ton is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization, including amortization of acquired sales contracts, divided by tons sold.
     Powder River Basin — The increase in sales volumes in the Powder River Basin in 2010 when compared with 2009 resulted primarily from the acquisition of the Jacobs Ranch mining operations on October 1, 2009, although improving demand for Powder River Basin coal in the second half of 2010 also had a positive impact on sales volumes. Sales prices during 2010 were slightly lower when compared with 2009, primarily reflecting the roll-off of contracts committed when market conditions were more favorable. On a per-ton basis, operating margins in 2010 increased, as a decrease in per-ton costs offset the effect of lower average sales price. The decrease in per-ton costs resulted from efficiencies achieved from combining the acquired Jacobs Ranch mining operations with our existing Black Thunder operations, as well as a decrease in hedged diesel fuel costs.
     Western Bituminous — In the Western Bituminous region, despite a soft steam coal market in the region and the two outages at the Dugout Canyon mine in 2010, sales volumes decreased only slightly compared to 2009. Sales volumes in 2009 were also affected by weaker market conditions that had an impact on our ability to market coal with a high ash content, which resulted from geologic conditions at our West Elk mine, and the decision to reduce production accordingly. A preparation plant at the West Elk mine was placed into service in the fourth quarter of 2010 to address any future quality issues arising from sandstone intrusions similar to those we encountered previously. Despite the detrimental impact in 2009 on our per-ton realizations of selling coal with a higher ash content, our realizations increased only slightly in 2010, due to the soft steam coal market and an unfavorable mix of customer contracts. Effective cost control in the region resulted in the higher per-ton operating margins in 2010, partially offset by the impact of the two outages at the Dugout Canyon mine in 2010.
     Net interest expense. The following table summarizes our net interest expense for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

	Year Ended December 31		Increase in Net Income
	2010	2009	$	%
	(Dollars in thousands)
Interest expense	$(61,614)	$(67,605)	5,991	8.9%
Interest income, primarily from Arch Coal	52,444	46,571	5,873	12.6

Total	$(9,170)	$(21,034)	$11,864	56.4%

     Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on our commercial paper, and interest on a loan from Arch Coal. On September 8, 2010, we redeemed $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. We funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal. See further discussion under the heading “Liquidity and Capital Resources”. The decrease in net interest expense in 2010 compared to 2009 is primarily due to the net decrease in our total debt balances as a result of the redemption.
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution, a contribution, or a loan is recorded through a note receivable from Arch Coal. The balance earns at the prime interest rate. The increase in interest income during 2010 when compared to 2009 resulted primarily from higher average receivable balance during the majority of 2010.
Other non-operating expense. The following table summarizes our other non-operating expense for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

			Decrease
	Year Ended December 31		in Net Income
	2010	2009	$ %
	(Dollars in thousands)
Loss on early extinguishment of debt	$(6,776)	$—	(6,776)	(100)%
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
     Coal sales decreased in 2009 from 2008 primarily due lower sales volumes, resulting from weak coal markets, partially offset by the effect of higher price realizations in both segments. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results.”
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
     Amortization of acquired sales contracts, net. The increase in the amortization of acquired sales contracts, net relates to the acquisition of the Jacobs Ranch mining operation. The sales contracts acquired by Arch Coal were not contributed to us, however, the amortization of these acquired sales contracts is reflected in our results. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts.
     Selling, general and administrative expenses. Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Costs allocated during 2009 include acquisition costs related to Arch Coal’s purchase of the Jacobs Ranch mining complex.
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
     Western Bituminous — In the Western Bituminous region, we sold fewer tons in 2009 than in 2008 due to weak market conditions as well as quality issues at the West Elk mining complex. In the first half of 2009, we encountered sandstone intrusions at the West Elk mining complex that resulted in a higher ash content in the coal produced, and declining coal demand had an impact on our efforts to market this coal. As a result of the weak market demand for this coal, we reduced our production levels at the mine. The detrimental impact on our per-ton realizations of selling coal with a higher ash content offset the beneficial impact of the roll-off of lower-priced legacy contracts in 2008. Lower per-ton operating margins during 2009 were the result of the West Elk quality issues and the lower production levels, however, per-ton costs decreased in the fourth quarter as the longwall advanced into more favorable geology, as expected, improving our margins.
     Net interest expense. The following table summarizes our net interest expense for the year ended December 31, 2009 and compares it with the information for the year ended December 31, 2008:

			Decrease
	Year Ended December 31		in Net Income
	2009	2008	$	%
		(Dollars in thousands)
Interest expense	$(67,605)	$(66,556)	1,049	1.6%
Interest income, primarily from Arch Coal	46,571	74,869	28,298	37.8

Total	$(21,034)	$8,313	$29,347	353.0%

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
Liquidity and Capital Resources
     Liquidity and capital resources
     Our primary sources of cash are coal sales to customers, our commercial paper program and debt related to significant transactions. Excluding any significant business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, and if necessary, from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a note receivable from Arch Coal, with exception of the borrowings under the intercompany credit agreement discussed below. The receivable balance earns interest at the prime interest rate. We are also party to Arch Coal’s accounts receivable securitization program. Under the program, we sell our receivables to a subsidiary of Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.
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

     On September 8, 2010 we redeemed $500.0 million aggregate principal amount of our subsidiary Arch Western Finance LLC’s outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. We funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal.
     Arch Coal made the loan pursuant to an intercompany credit agreement. Under the intercompany credit agreement, we may borrow up to $675.0 million through July 1, 2013, or such later date as designated by Arch Coal. Interest on loans outstanding under the agreement is calculated at a per annum rate equal to the three month LIBOR rate plus 200 or 250 basis points, depending on a leverage ratio, as defined in the agreement, at the date the rate is determined. Interest is due on any outstanding loans on the first day of each calendar quarter. We may repay the balance of the loan, in whole or in part, at any time, without penalty.
     Under Arch Coal’s accounts receivable securitization program, we sold $1.7 billion of trade accounts receivable to Arch Coal during 2010, at a total discount of $4.0 million. During 2009, we sold $1.4 billion of trade accounts receivable to Arch Coal, at a total discount of $3.5 million. During 2008, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a total discount of $7.1 million.
     Our commercial paper placement program provides us with short-term financing. Under the program, as amended, we may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. The commercial paper placement program is supported by a line of credit that is subject to renewal annually and expires April 30, 2011. On March 25, 2010, we entered into an amendment to our commercial paper program which decreased the maximum aggregate principal amount of the program to $75 million from $100 million, as the credit markets have affected our ability to issue commercial paper. We had commercial paper outstanding of $56.9 million at December 31, 2010 and $49.5 million at December 31, 2009.
     Our subsidiary, Arch Western Finance LLC, has outstanding an aggregate principal amount of $450.0 million of 6.75% senior notes due on July 1, 2013, subsequent to the redemption discussed previously. Interest is payable on the notes on January 1 and July 1 of each year. The senior notes are secured by an intercompany note from Arch Coal to Arch Western. The indenture under which the senior notes were issued contains certain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The redemption price of the notes, reflected as a percentage of the principal amount, is: 101.125% for notes redeemed prior to July 1, 2011 and 100% for notes redeemed on or after July 1, 2011.
     The following is a summary of cash provided by or used in each of the indicated types of activities during the past three years:

	Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)
Cash provided by (used in):
Operating activities	$438,376	$178,119	$396,582
Investing activities	(92,704)	(157,729)	(384,458)
Financing activities	(272,674)	(16,422)	(9,521)
     Cash provided by operating activities increased $260.3 million in 2010 compared to 2009, primarily as a result of an increase in our profitability in 2010 when compared with 2009, driven largely by higher sales volumes as discussed in “Results of Operations”, as well as a benefit in 2010 from the timing of payments on accounts and production taxes payable. Cash provided by operating activities decreased in 2009 compared to 2008, primarily as a result of a decrease in our profitability in 2009 when compared with 2008, due to weaker coal markets.
     Cash used in investing activities was $65.0 million less in 2010 compared to the amount used in 2009, primarily due to a $22.8 million reduction in capital expenditures and net cash received from Arch Coal of $12.8 million in 2010, compared with net cash loaned to Arch Coal of $32.8 million in 2009. The amounts repaid in 2010 were primarily related to the redemption of the 6.75% notes discussed previously.
     Cash used in investing activities in 2009 was $226.7 million less than was used in 2008, primarily due to a $161.2 million reduction in capital expenditures and a $67.6 million decrease in cash used related to our net receivable position with Arch Coal. During 2009, we spent approximately $19.0 million on additional longwall equipment at the West Elk mining complex in Colorado and approximately $38.0 million on a new shovel and haul trucks at the Black Thunder mine in Wyoming. During 2008, we spent approximately $86.5 million on the construction of the loadout facility at our Black Thunder mine in Wyoming and approximately $132.1 million for the transition to the new reserve area at our West Elk mining complex. We completed the work on the loadout facility and transitioned to the new seam at West Elk in the fourth quarter of 2008.

     Cash used in financing activities was $256.3 million more during 2010 than in 2009. As previously discussed, Arch Coal made a loan to us in the amount of $225.0 million, which proceeds, along with the repayment of the intercompany note mentioned above, were used to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%. Cash used in financing activities was $6.9 million more during 2009 compared to 2008, due to an increase in net payments under our commercial paper program. In 2008, we increased the maximum aggregate principal amount under the commercial paper program from $75.0 million to $100.0 million, but as discussed previously, the credit markets had affected our ability to issue commercial paper up to the maximum amount allowed under the program at that time.
Contractual Obligations
     The following is a summary of our significant contractual obligations as of December 31, 2010:

	Payments Due by Period
	2011	2012-2013	2014-2015	After 2015	Total
	(Dollars in thousands)
Long-term debt, including related interest	$87,383	$495,563	$—	$—	$582,946
Note payable to Arch Coal, including related interest	6,278	234,417	—	—	240,695
Operating leases	26,351	43,891	30,523	13,265	114,030
Coal lease rights	7,272	7,286	1,907	5,881	22,346
Unconditional purchase obligations	88,289	16,337	17,332	48,089	170,047

Total contractual obligations	$215,573	$797,494	$49,762	$67,235	$1,130,064

     The related interest on long-term debt and the note payable to Arch Coal was calculated using rates in effect at December 31, 2010 for the remaining term of outstanding borrowings.
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
     The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $308.4 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies”, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.
     The table above also excludes certain other obligations reflected in our consolidated balance sheet, including our allocation of obligations under Arch Coal’s pension and postretirement benefit plans and obligations under our self-insured workers’ compensation program. We are not obligated to make contributions directly to Arch Coal’s pension and postretirement plans, but we are charged through the intercompany receivable for an allocated portion of Arch Coal’s contributions. The timing of Arch Coal’s contributions to their pension plans varies based on a number of factors, including changes in the fair value of plan assets and actuarial assumptions. You should see the section entitled “Critical Accounting Policies” for more information about these assumptions. You should see the notes to our consolidated financial statements for more information about the amounts we have recorded for the pension and postretirement benefit obligations.
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

     We use a combination of surety bonds, corporate guarantees (e.g., self bonds) and letters of credit to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2010:

	Reclamation	Lease
	Obligations	Obligations	Other	Total
	(Dollars in thousands)
Self bonding	$403,403	$—	$—	$403,403
Surety bonds	33,197	19,211	2,278	54,686
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
Asset Retirement Obligations
     Our asset retirement obligations arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Our asset retirement obligations are initially recorded at fair value, or the amount at which the obligations could be settled in a current transaction between willing parties. This involves determining the present value of estimated future cash flows on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. We estimate disturbed acreage based on approved mining plans and related engineering data. Since we plan to use internal resources to perform the majority of our reclamation activities, our estimate of reclamation costs involves estimating third-party profit margins, which we base on our historical experience with contractors that perform certain types of reclamation activities. We base productivity assumptions on historical experience with the equipment that we expect to utilize in the reclamation activities. In order to determine fair value, we discount our estimates of cash flows to their present value. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing. In 2009, we added $75.1 million to our liability for asset retirement obligations as a result of the acquisition of the Jacobs Ranch mining complex.
     Accretion expense is recognized on the obligation through the expected settlement date. Accretion expense was $24.0 million in 2010 and $21.0 million in 2009. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Adjustments to the liability resulting from changes in estimates were an increase in the liability of $8.8 million in 2010 and a decrease in the liability of $45.3 million in 2009. The 2009 reduction in the liability resulted from changes to the Black Thunder mine’s pit configuration upon the integration the Jacobs Ranch mining operations. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2010, our balance sheet reflected asset retirement obligation liabilities of $308.4 million, including amounts classified as a current liability. As of December 31, 2010, we estimate the aggregate undiscounted cost of final mine closures to be approximately $616.1 million.
Employee Benefit Plans
     We participate in Arch Coal’s non-contributory defined benefit pension plans covering essentially all of our salaried and hourly employees. Benefits are generally based on the employee’s age and compensation. Arch Coal allocates the net periodic benefit cost and benefit obligation to us based on participant information. The calculation of our net periodic benefit costs (expense) and benefit obligation (liability) associated with Arch Coal’s defined benefit pension plans requires the use of a number of assumptions that we deem to be “critical accounting estimates.” Changes in these assumptions can result in different pension expense and liability amounts, and actual experience can differ from the assumptions. These assumptions include the long term rate of return on plan assets and the discount rate, representing the interest rate at which pension benefits could be effectively settled. Arch Coal reports separately on the assumptions used in the determination of net periodic benefit costs and benefit obligation associated with its defined benefit plans.
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
     Actuarial assumptions are required to determine the amounts reported by us related to Arch Coal’s defined benefit pension plan and the postretirement benefit plan. The impact of lowering the expected long-term rate of return on pension plan assets 0.5% in 2010 would have been an increase in our expense of approximately $0.6 million. The impact of lowering the discount rate 0.5% in 2010 would have been an increase in our net periodic pension and postretirement costs of approximately $1.8 million.
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
     We are exposed to market risk associated with fluctuating interest rates on our outstanding commercial paper and the note payable to Arch Coal. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.8 million, based on borrowing levels at December 31, 2010.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements and consolidated financial statement schedule of Arch Western Resources, LLC, and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     We incorporate by reference the report of independent registered public accounting firm and management’s report on internal control over financial reporting included on pages F-2 and F-3, respectively, of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal, Inc. As a result, we are effectively managed by the management of Arch Coal. You should see the list of Arch Coal’s executive officers and related information under “Executive Officers” beginning on page 20.
     The following is a list of directors of Arch Coal, other than Messrs. Eaves and Leer, whose biographical information is contained under “Executive Officers” beginning on page 20, their ages on February 28, 2011 and biographical information:

		Director of
		Arch Coal
Name	Age	Since	Occupation and Other Information
James R. Boyd	64	1990	Mr. Boyd served as chairman of the board of directors from 1998 to April 2006, when he was appointed lead director of Arch Coal. Mr. Boyd served as Senior Vice President and Group Operating Officer of Ashland Inc. from 1989 until his retirement in 2002. Mr. Boyd also serves on the board of directors of Halliburton Inc.

Governor David Freudenthal	60	2011	Governor Freudenthal served as the Governor of Wyoming from 2003 until January 2011. Prior to his service as governor, he served as U.S. Attorney for the District of Wyoming. Governor Freudenthal current serves as an Adjunct Professor at the University of Wyoming.

Patricia F. Godley	62	2004	Since 1998, Ms. Godley has been a partner with the law firm of Van Ness Feldman, practicing in the areas of economic and environmental regulation of electric utilities and natural gas companies. Ms. Godley is also a director of the United States Energy Association.

Douglas H. Hunt	58	1995	Since 1995, Mr. Hunt has served as Director of Acquisitions of Petro-Hunt, LLC, a private oil and gas exploration and production company.

Brian J. Jennings	50	2006	Since February 2009, Mr. Jennings has been President and Chief Executive Officer of Rise Energy Partners, L.P. From February 2007 to June 2008, Mr. Jennings served as Chief Financial Officer of Energy Transfer Partners GP, L.P., the general partner of Energy Transfer Partners, L.P., a publicly-traded partnership owning and operating intrastate and interstate natural gas pipelines. From 2004 to December 2006, Mr. Jennings served as Senior Vice President-Corporate Finance and Development and Chief Financial Officer of Devon Energy Corporation.

J. Thomas Jones	61	2010	Mr. Jones has been Chief Executive Officer of West Virginia United Health System located in Fairmont, West Virginia since 2002. From 2000 to 2002, Mr. Jones served as Chief Executive Officer of Genesis Hospital System in Huntington, West Virginia. Mr. Jones is also a director of Premier, Inc. and Health Partners Network.

		Director of
		Arch Coal
Name	Age	Since	Occupation and Other Information
Thomas A. Lockhart	75	2003	Mr. Lockhart has been a member of the Wyoming State House of Representatives since 2000. Mr. Lockhart also serves on the board of directors of Blue Cross Blue Shield of Wyoming.

A. Michael Perry	74	1998	Mr. Perry served as Chairman of Bank One, West Virginia, N.A. from 1993 and as its Chief Executive Officer from 1983 until his retirement in 2001. Mr. Perry also serves on the board of directors of Champion Industries, Inc. and Portec Rail Products, Inc.

Robert G. Potter	71	2001	Mr. Potter was Chairman and Chief Executive Officer of Solutia, Inc. from 1997 until his retirement in 1999. He is also an investor in several private companies and has served as a member of the board of directors for six other companies.

Theodore D. Sands	65	1999	Since 1999, Mr. Sands has served as President of HAAS Capital, LLC, a private consulting and investment company. Mr. Sands served as Managing Director, Investment Banking for the Global Metals/Mining Group of Merrill Lynch & Co. from 1982 until February 1999. Mr. Sands has also served as a member of the board of directors for several other companies.

Wesley M. Taylor	68	2005	Mr. Taylor was President of TXU Generation, a company engaged in electricity infrastructure ownership and management. Mr. Taylor served at TXU for 38 years prior to his retirement in 2004. Mr. Taylor also serves on the board of directors of FirstEnergy Corporation.

Peter I. Wold	63	2010	Mr. Wold is President and co-owner of Wold Oil Properties, Inc., an oil and gas exploration and production company. He is also Vice President of American Talc Company, a corporation that mines and processes talc in Western Texas. He presently chairs the Wyoming Enhanced Oil Recovery Commission and is a director of the Oppenheimer Funds, Inc., New York Board. Mr. Wold has also served in the Wyoming House of Representatives and as a director of the Denver Branch of the Kansas City Federal Reserve Bank.
All of our officers and employees must act ethically at all times and in accordance with the Arch Coal code of conduct, which is published under “Corporate Governance” in the Investors section of Arch Coal’s website at archcoal.com and available in print upon request. Amendments to or waivers from (to the extent applicable to an executive officer of the company) the code will be posted on Arch Coal’s website. Reference is made to Item 10. Directors, Executive Officers and Corporate Governance of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, which is incorporated by reference in this Item 10.
ITEM 11. EXECUTIVE COMPENSATION.
     Our managing member is an indirect wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. Arch Coal reports separately on the executive compensation of its management. Reference is made to Item 11. Executive Compensation of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, which is incorporated by reference in this Item 11.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Arch Coal owns 99.5% of our common membership interests. In addition to the remaining 0.5% of our common membership interests, BP p.l.c. owns a preferred membership interest. The stockholders of Arch Coal may be deemed to beneficially own an interest in our membership interests by virtue of their ownership of shares of common stock of Arch Coal. Arch Coal reports separately on the ownership by its directors, executive officers and significant stockholders of shares of its common stock. Reference is made to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, which is incorporated by reference in this Item 12.
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
     Our cash transactions are managed by Arch Coal. Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between us and Arch Coal are recorded in the account. The receivable from Arch Coal was $1.5 billion at December 31, 2010 and $1.5 billion at December 31, 2009. This amount earns interest from Arch Coal at the prime interest rate. Interest earned was $52.2 million in 2010, $46.5 million in 2009 and $74.6 million in 2008. The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on our balance sheets as noncurrent.
     On September 8, 2010, we received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest incurred on the loan was $1.9 million for the year ended December 31, 2010.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, we sell our receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2010, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a discount of $4.0 million. During 2009, we sold $1.4 billion of trade accounts receivable to Arch Coal, at a discount of $3.5 million.
     We mine on tracts that are owned or leased by Arch Coal and subleased to us. Royalties on all properties leased from Arch Coal are 7% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations. No advance royalties are required under these sublease agreements. We incurred production royalties of $92.4 million in 2010, $47.8 million in 2009 and $35.8 million in 2008 to Arch Coal under sublease agreements.
     Amounts charged to the intercompany account for our allocated portion of pension and postretirement contributions totaled $10.9 million in 2010, $11.1 million in 2009 and $1.1 million in 2008.
     We are charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf. Amounts allocated to us by Arch Coal were $36.0 million in 2010, $44.5 million in 2009 and $31.9 million in 2008. Such amounts are reported as selling, general and administrative expenses in our statements of income.
     Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. Arch Coal reports separately on the independence of its directors. Reference is made to Item 13. Certain Relationships and Related Transactions, and Director Independence of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, which is incorporated by reference in this Item 13.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     Ernst & Young LLP is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for Arch Coal and are approved by the audit committee of the board of directors of Arch Coal. Arch Coal reports separately on the fees and services of its principal accountants. Reference is made to Item 14. Principal Accounting Fees and Services of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2010, which is incorporated by reference in this Item 14.
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

Report of Independent Registered Public Accounting Firm
The Members
Arch Western Resources, LLC
We have audited the accompanying consolidated balance sheets of Arch Western Resources, LLC and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, non-redeemable membership interest, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Western Resources, LLC and subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
St. Louis, Missouri
March 31, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The management Arch Western Resources, LLC (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

-s- Paul A. Lang	-s- John T. Drexler
Paul A. Lang	John T. Drexler
President and Principal	Senior Vice President and Chief
Executive Officer	Financial Officer

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Revenues
Coal sales	$2,048,287	$1,651,389	$1,758,008

Costs, expenses and other
Cost of coal sales	1,679,872	1,398,663	1,395,176
Depreciation, depletion and amortization	167,260	159,755	155,400
Amortization of acquired sales contracts, net	35,606	19,623	(705)
Selling, general and administrative expenses	35,989	44,513	31,940
Other operating income, net	(4,789)	(10,475)	(4,195)

	1,913,938	1,612,079	1,577,616

Income from operations	134,349	39,310	180,392

Interest income (expense), net
Interest expense	(61,614)	(67,605)	(66,556)
Interest income, primarily from Arch Coal, Inc.	52,444	46,571	74,869

	(9,170)	(21,034)	8,313

Other non-operating expense
Loss on early extinguishment of debt	(6,776)	—	—

	(6,776)	—	—

Net income	$118,403	$18,276	$188,705

Net income attributable to redeemable membership interest	$537	$10	$872
Net income attributable to non-redeemable membership interest	$117,866	$18,266	$187,833
The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$79,817	$6,819
Receivables	2,015	8,379
Receivable from Arch Coal, Inc.	582,384	—
Inventories	150,419	165,650
Other	21,435	23,350

Total current assets	836,070	204,198

Property, plant and equipment
Coal lands and mineral rights	763,059	763,059
Plant and equipment	1,665,285	1,589,858
Deferred mine development	548,776	526,551

	2,977,120	2,879,468
Less accumulated depreciation, depletion and amortization	(1,488,277)	(1,331,168)

Property, plant and equipment, net	1,488,843	1,548,300
Other assets
Receivable from Arch Coal, Inc.	910,797	1,541,243
Other	10,920	14,172

Total other assets	921,717	1,555,415

Total assets	$3,246,630	$3,307,913

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities
Accounts payable	$121,670	$74,508
Accrued expenses and other current liabilities	153,141	144,432
Commercial paper	56,904	49,452

Total current liabilities	331,715	268,392
Long-term debt	451,618	954,782
Note payable to Arch Coal, Inc.	225,000	—
Asset retirement obligations	301,355	274,914
Accrued postretirement benefits other than pension	23,509	28,819
Accrued pension benefits	23,904	34,523
Accrued workers’ compensation	6,102	4,067
Other noncurrent liabilities	36,913	26,744

Total liabilities	1,400,116	1,592,241
Redeemable membership interest	10,444	8,962

Non-redeemable membership interest	1,836,070	1,706,710

Total liabilities and membership interests	$3,246,630	$3,307,913

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Operating Activities
Net income	$118,403	$18,276	$188,705
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	167,260	159,755	155,400
Amortization of acquired sales contracts, net	35,606	19,623	(705)
Amortization of debt financing costs	2,067	2,330	2,421
Loss on early extinguishment of debt	6,776	—	—
Changes in operating assets and liabilities
Receivables	6,364	(5,115)	629
Inventories	15,230	(11,233)	7,900
Accounts payable and accrued expenses	54,378	(32,439)	16,505
Accrued postretirement benefits other than pension	1,087	2,938	3,299
Asset retirement obligations	22,610	18,328	16,480
Accrued workers’ compensation	(141)	378	192
Other	8,736	5,278	5,756

Cash provided by operating activities	438,376	178,119	396,582

Investing Activities
Capital expenditures	(102,612)	(125,454)	(286,607)
Change in receivable from Arch Coal, Inc.	12,803	(32,784)	(100,391)
Proceeds from dispositions of property, plant and equipment	79	91	378
Additions to prepaid royalties	(2,974)	(2,791)	(535)
Reimbursement of deposits on equipment	—	3,209	2,697

Cash used in investing activities	(92,704)	(157,729)	(384,458)

Financing Activities
Repayment of long-term debt, including redemption premium	(505,627)	—	—
Loan from Arch Coal, Inc.	225,000	—	—
Net proceeds from (repayments on) commercial paper	7,452	(16,219)	(9,288)
Debt financing costs	(390)	(203)	(233)
Contribution from redeemable membership interest	891	—	—

Cash used in financing activities	(272,674)	(16,422)	(9,521)

Increase in cash and cash equivalents	72,998	3,968	2,603
Cash and cash equivalents, beginning of year	6,819	2,851	248

Cash and cash equivalents, end of year	$79,817	$6,819	$2,851

Supplemental cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$71,600	$65,626	$58,478

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NON-REDEEMABLE MEMBERSHIP INTEREST
Three years ended December 31, 2010

Non-redeemable
Membership
Interest
(In thousands)
Balance at January 1, 2008	$1,330,202
Comprehensive income
Net income	187,833
Pension, postretirement and other post-employment benefits adjustment	(22,000)
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(327)

Total comprehensive income	165,506
Dividends on preferred membership interest	(95)

Balance at December 31, 2008	1,495,613
Comprehensive income
Net income	18,266
Pension, postretirement and other post-employment benefits adjustment	14,998
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(161)

Total comprehensive income	33,103
Reclassification of prior contribution	(121)
Contribution of former Jacob’s Ranch mining complex net assets from Arch Coal	178,210
Dividends on preferred membership interest	(95)

Balance at December 31, 2009	1,706,710
Comprehensive income
Net income	117,866
Pension, postretirement and other post-employment benefits adjustment	13,282
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(1,693)

Total comprehensive income	129,455
Dividends on preferred membership interest	(95)

Balance at December 31, 2010	$1,836,070

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
     On October 1, 2009, Arch Coal contributed to the Company the employees, inventories and supply parts, equipment and other personal property of the former Jacobs Ranch mining complex, which was adjacent to the Company’s Black Thunder mining operations. The contributed assets and related liabilities were immediately merged with the Black Thunder mining operations. The Company is leasing the related coal reserves of approximately 345 million tons from a subsidiary of Arch Coal.
2. Accounting Policies
   Basis of Presentation
     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled entities. Intercompany transactions and accounts have been eliminated in consolidation. The Company’s business is the production of steam coal from surface and underground mines primarily for sale to utilities. The Company’s mines are located in Wyoming, Colorado and Utah. The Company’s results of operations reflect all costs of doing business, including expenses incurred on the Company’s behalf by Arch Coal. Certain assets, such as coal reserves and acquired sales contracts, may be owned by and reflected in the financial statements of Arch Coal, but the cost representing the usage of those assets is reflected in the results of operations of the Company. In addition, there is goodwill of $114.9 million on the consolidated balance sheet of Arch Coal that is associated with the Company’s Black Thunder mining complex for Arch Coal’s impairment testing purposes.
     Accounting Pronouncements Adopted
     There were no accounting pronouncements whose adoption had a material impact on the Company’s consolidated financial statements.
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
   Acquired Sales Contracts
     Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of sales contracts are determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition. Sales contracts associated with the acquisition of the Jacob’s Ranch mining complex were not contributed to the Company, however, the amortization of these acquired sales contracts is reflected in the accompanying consolidated statement of income. Based upon expected shipments under these contracts, the Company anticipates annual amortization expense (income) of acquired sales contracts in the next five years of: $19.9 million, $0.4 million, $(4.7) million, $(4.7) million and $(4.7) million.
   Property, Plant and Equipment
   Plant and Equipment
     Plant and equipment are recorded at cost. Interest costs applicable to major asset additions are capitalized during the construction period. For the year ended December 31, 2010 no interest costs were capitalized. During the years ended December 31, 2009 and 2008 interest costs of $0.8 million and $11.7 million, respectively, were capitalized. Expenditures that extend the useful lives of existing plant and equipment or increase the productivity of the asset are capitalized. The cost of maintenance and repairs that do not extend the useful life or increase the productivity of the asset are expensed as incurred. Preparation plants and loadouts are depreciated using the units-of-production method over the estimated recoverable reserves, subject to a minimum level of depreciation. Other plant and equipment are depreciated principally on the straight-line method over the estimated useful lives of the assets, limited by the remaining life of the mine. The useful lives of mining equipment, including longwalls, draglines and shovels, range from 5 to 32 years. The useful lives of buildings and leasehold improvements generally range from 10 to 30 years.
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
   Coal Lands and Mineral Rights
     A significant portion of the Company’s coal reserves are controlled through leasing arrangements, primarily with Arch Coal. The net book value of the Company’s leased coal interests was $339.9 million and $353.7 million at December 31, 2010 and 2009, respectively. Any amounts paid to acquire coal reserves are capitalized and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value. The leases are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met.

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
   Deferred Financing Costs
     The Company capitalizes costs incurred in connection with new borrowings, the establishment or enhancement of credit facilities and issuance of debt securities. These costs are amortized as an adjustment to interest expense over the life of the borrowing or term of the credit facility using the interest method. The unamortized balance of deferred financing costs was $2.7 million and $7.6 million at December 31, 2010 and 2009, respectively. Amounts classified as current were $1.1 million and $2.2 million at December 31, 2010 and 2009, respectively. Current amounts are recorded in other current assets and noncurrent amounts are recorded in other assets in the accompanying consolidated balance sheets.
   Revenue Recognition
     Coal sales revenues include sales to customers of coal produced at Company operations. The Company recognizes revenue from coal sales at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of coal sales and amounts billed by the Company to its customers for transportation are included in coal sales.
   Other Operating Income, Net
     Other operating income in the accompanying consolidated statements of income reflects income and expense from sources other than coal sales.
   Asset Retirement Obligations
     The Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation. Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using discounted cash flow techniques and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset. Amortization of the related asset is recorded on a units-of-production basis over the mine’s estimated recoverable reserves. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See additional discussion in Note 10, “Asset Retirement Obligations.”
   Income Taxes
     The financial statements do not include a provision for income taxes as the Company is treated as a partnership for income tax purposes and does not incur federal or state income taxes. Instead, its earnings and losses are included in the members’ separate income tax returns.
   Related Party Transactions
     Transactions with Arch Coal may not be at arms length. If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations. See Note 11, “Related Party Transactions” for discussion of various transactions with Arch Coal.
   Benefit Plans
     Essentially all of the Company’s employees are covered by Arch Coal’s non-contributory defined benefit pension plan. The benefits are based on the employee’s age and compensation. The Company also provides certain postretirement medical and life insurance benefits for eligible employees under Arch Coal’s plans. The Company reflects its actuarially-determined allocation of benefit cost, benefit obligation and other comprehensive income related to these plans in its consolidated financial statements. See further discussion in Note 9, “Employee Benefit Plans.”
   Accounting Standards Issued and Not Yet Adopted
     There are no new accounting pronouncements that have been issued whose adoption is expected to have a material impact on the Company’s consolidated financial statements.
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
     The following table presents the components of and changes in BP p.l.c.’s membership interest:

			Total
	Common	Preferred	Redeemable
	Membership	Membership	Membership
	Interest	Interest	Interest
	(In thousands)
Balance at January 1, 2008	$5,601	$2,399	$8,000
Net income attributable to BP p.l.c. common membership interest	872	—	872
Other comprehensive income attributable to BP p.l.c. common membership interest	(103)	—	(103)
Other	(3)	—	(3)
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2008	6,366	2,399	8,765

Net income attributable to BP p.l.c. common membership interest	10	—	10
Other comprehensive income attributable to BP p.l.c. common membership interest	67	—	67
Reclassification of prior contribution	121	—	121
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2009	6,563	2,399	8,962

Net income attributable to BP p.l.c. common membership interest	537	—	537
Other comprehensive income attributable to BP p.l.c. common membership interest	55	—	55
BP p.l.c’s contribution related to Jacobs Ranch	891	—	891
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2010	$8,045	$2,399	$10,444

4. Accumulated Other Comprehensive Income (Loss)
     Other comprehensive income (loss) items are transactions recorded in membership interests during the year, excluding net income and transactions with members. Following are the items included in accumulated other comprehensive income (loss):

Accumulated Other
Comprehensive
Income (Loss)
(In thousands)
Balance at January 1, 2008	$(2,245)
Pension, postretirement and other post-employment benefits	(22,433)

Balance at December 31, 2008	(24,678)
Pension, postretirement and other post-employment benefits	14,903

Balance at December 31, 2009	(9,775)
Pension, postretirement and other post-employment benefits	11,645

Balance at December 31, 2010	$1,870

     The net accumulated loss that will be reclassified from accumulated other comprehensive income into net income 2011 is $0.4 million.
5. Inventories
     Inventories consist of the following:

	December 31
	2010	2009
	(In thousands)
Coal	$46,464	$42,316
Repair parts and supplies, net of allowance	103,955	123,334

	$150,419	$165,650

     The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $11.7 million and $12.6 million at December 31, 2010 and 2009, respectively.
6. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consists of the following:

	December 31
	2010	2009
	(In thousands)
Payroll and employee benefits	$24,971	$23,841
Taxes	98,914	79,735
Interest	17,189	32,105
Other	12,067	8,751

	$153,141	$144,432

7. Debt and Financing Arrangements
     Refinancing of senior notes
     On September 8, 2010, the Company redeemed $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. The Company funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the note receivable from Arch Coal. The Company recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium on the 6.75% senior notes.
     The loan was made pursuant to an intercompany credit agreement with Arch Coal. Under the intercompany credit agreement, the Company may borrow up to $675.0 million through July 1, 2013, or such later date as designated by Arch Coal. Interest on loans outstanding under the agreement is calculated at a per annum rate equal to the three month LIBOR rate plus 200 or 250 basis points, depending on the Company’s leverage ratio, as defined in the agreement, at the date the rate is determined. As of December 31, 2010 the interest rate on the loan was 2.79%. Interest is due on any outstanding loans on the first day of each calendar quarter. The Company may repay the balance of the loan at any time, in whole or in part, without penalty. It is currently management’s intention not to prepay the balance of the loan within the next year. Therefore, the loan is classified on the accompanying consolidated balance sheets as noncurrent.
     6.75% senior notes
     The 6.75% senior notes, due July 1, 2013, were issued by the Company’s subsidiary, Arch Western Finance LLC (“Arch Western Finance”), under an indenture dated June 25, 2003. The senior notes are guaranteed by Arch Western and certain of its subsidiaries and are secured by an intercompany note from Arch Coal. The terms of the senior notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, pay dividends and make certain investments. Of the aggregate principal outstanding at December 31, 2010 and 2009, $118.4 million and $250.0 million, respectively, of the 6.75% notes were issued at a premium of 104.75% of par. The premium is being amortized over the life of the notes. Interest is payable on the notes on January 1 and July 1 of each year. The redemption price of the notes, reflected as a percentage of the principal amount, is 101.125%

for notes redeemed before July 1, 2011 and 100% for notes redeemed on or after July 1, 2011.
     Commercial paper
     On August 15, 2007, the Company entered into a commercial paper placement program, as amended, to provide short-term financing. Under the commercial paper program, the Company may sell interest-bearing or discounted short-term unsecured debt obligations with maturities of no more than 270 days. Market conditions have impacted the Company’s ability to issue commercial paper, and the Company amended the program on March 25, 2010 to decrease the maximum aggregate principal amount of the program to $75 million from $100 million. The commercial paper program is supported by a revolving credit facility, which is subject to renewal annually and expires on April 30, 2011. As of December 31, 2010, the weighted-average interest rate of the Company’s outstanding commercial paper was 1.45% and maturity dates ranged from 3 to 55 days.
8. Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
     Cash and cash equivalents: At December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents approximate fair value.
     Debt: The fair value of the Company’s debt, including commercial paper and excluding intercompany debt, was $512.5 million and $992.3 million at December 31, 2010 and 2009, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.
9. Employee Benefit Plans
Defined Benefit Pension and Other Postretirement Benefit Plans
     Essentially all of the Company’s employees are covered by Arch Coal’s defined benefit pension plan. The benefits are based on the employee’s age and compensation. Arch Coal funds the plans in an amount not less than the minimum statutory funding requirements or more than the maximum amount that can be deducted for federal income tax purposes. Arch Coal allocates a portion of the funding to the Company, which is charged to the intercompany receivable. See Note 11, “Related Party Transactions” for further discussion.
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
     The Company’s allocated expense related to these plans was $9.6 million, $12.6 million and $11.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s balance sheet reflects its allocated portion of Arch Coal’s liabilities related to its benefit plans, including amounts recorded through other comprehensive income. The Company’s recorded balance sheet amounts are as follows:

	December 31
	2010	2009
	(In thousands)
Accrued benefit liabilities (current)	$1,230	$1,250
Accrued benefit liabilities (noncurrent)	47,413	63,342
Accumulated other comprehensive loss	(21)	(14,647)

     Other Plans
     Arch Coal sponsors savings plans which were established to assist eligible employees in providing for their future retirement needs. The Company’s expense related to the plans were $11.4 million in 2010, $9.5 million in 2009 and $9.7 million in 2008.
10. Asset Retirement Obligations
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
     The following table describes the changes to the Company’s asset retirement obligations for the years ended December 31:

	2010	2009
	(In thousands)
Balance at January 1 (including current portion)	$277,088	$228,203
Accretion expense	23,952	20,957
Additions resulting from acquisition of Jacobs Ranch	—	75,109
Adjustments to the liability from changes in estimates	8,831	(45,254)
Liabilities settled	(1,476)	(1,927)

Balance at December 31	308,395	277,088
Current portion included in accrued expenses	(7,040)	(2,174)

Noncurrent liability	$301,355	$274,914

     The reduction in the liability of $45.3 million in 2009 resulted from changes to the Black Thunder mine’s pit configuration upon the integration of the Jacobs Ranch mining operations.
     As of December 31, 2010, the Company had $33.2 million in surety bonds outstanding and $403.4 million in self-bonding to secure reclamation obligations.
11. Related Party Transactions
     The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal, exclusive of borrowings under the intercompany credit agreement discussed in Note 7, “Debt and Financing Arrangements”, are recorded in the account. At December 31, 2010 and 2009, the receivable from Arch Coal was approximately $1.5 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the years ended December 31, 2010, 2009 and 2008 was $52.2 million, $46.5 million and $74.6 million, respectively. The current portion of the receivable balance at December 31, 2010 represents the amount needed to fund working capital and contractual purchase, service and lease obligations due within the next twelve months.
     As mentioned in Note 7, “Debt and Financing Arrangements”, during September of 2010, the Company received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest incurred on the loan was $1.9 million for the year ended December 31, 2010.
     On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During 2010, 2009 and 2008, the Company sold $1.7 billion, $1.4 billion and $1.7 billion of trade accounts receivable to Arch Coal, respectively, at a discount of $4.0 million, $3.5 million and $7.1 million, respectively.

     The Company mines on tracts that are owned or leased by Arch Coal and subleased to the Company. The Company had approximately 1.6 billion tons of reserves under lease with Arch Coal at December 31, 2010. Royalties on all properties leased from Arch Coal are 7.0% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations, plus all rents and royalties (excluding bonus bid obligations) due under Arch Coal’s subsidiary’s state and federal lease agreements. No advance royalties are required under the agreements. For the years ended December 31, 2010, 2009 and 2008, the Company incurred production royalties of $92.4 million, $47.8 million and $35.8 million, respectively, under sublease agreements with Arch Coal.
     Amounts charged to the intercompany account for the Company’s allocated portion of contributions to Arch Coal’s pension and postretirement plans totaled $10.9 million, $11.1million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $36.0 million, $44.5 million and $31.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Costs allocated in 2009 included costs related to the Jacobs Ranch acquisition. Such amounts are reported as selling, general and administrative expenses in the accompanying consolidated statements of income.
12. Concentration of Credit Risk and Major Customers
     The Company markets its coal principally to electric utilities in the United States. Arch Coal has a formal written credit policy that establishes procedures to determine creditworthiness and credit limits for trade customers. Generally, credit is extended based on an evaluation of the customer’s financial condition. Collateral is not generally required, unless credit cannot be established. Credit losses are provided for in the financial statements and historically have been minimal.
     The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately 144.0 million tons of coal in 2010. Approximately 81% of this tonnage (representing approximately 82% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to seven years. Some of these contracts include pricing which is above current market prices. Sales (including spot sales) to significant customers were as follows:

	Year Ended December 31
	2010	2009	2008
		(In thousands)
Tennessee Valley Authority	$174,360	$133,455	$265,937
Ameren	220,937	189,768	170,346
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
13. Leases
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

     Minimum payments due in future years under these agreements in effect at December 31, 2010 are as follows:

	Operating
	Leases	Royalties
	(In thousands)
2011	$26,351	$1,170
2012	23,622	1,203
2013	20,269	1,077
2014	18,250	1,025
2015	12,273	882
Thereafter	13,265	5,881

	$114,030	$11,238

     Rental expense related to these operating leases amounted to $32.3 million in 2010, $33.5 million in 2009 and $32.1 million in 2008. Royalty expense was $322.3 million, $227.6 million and $222.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, including $92.4 million, $47.8 million and $35.8 million, respectively, that were incurred under sublease agreements with Arch Coal. See Note 11, “Related Party Transactions” for further discussion of these agreements.
     As of December 31, 2010, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $19.2 million.
14. Contingencies
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
15. Segment Information
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
     Operating segment results for the years ended December 31, 2010, 2009 and 2008 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes primarily corporate overhead and other support functions.

     The amounts in total assets below represent an represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

			Corporate,
			Other and
	PRB	WBIT	Eliminations	Consolidated
	(In thousands)
December 31, 2010
Coal sales	$1,510,825	$537,462	$—	$2,048,287
Income from operations	108,710	58,740	(33,101)	134,349
Total assets	1,064,879	649,843	1,531,908	3,246,630
Depreciation, depletion and amortization	88,784	78,476	—	167,260
Amortization of acquired sales contracts, net	35,606	—	—	35,606
Capital expenditures	37,141	65,470	—	102,611
December 31, 2009
Coal sales	$1,112,371	$539,018	$—	$1,651,389
Income from operations	45,463	31,472	(37,625)	39,310
Total assets	1,051,007	693,972	1,562,934	3,307,913
Depreciation, depletion and amortization	78,174	81,581	—	159,755
Amortization of acquired sales contracts, net	19,934	(311)		19,623
Capital expenditures	58,155	67,299	—	125,454
December 31, 2008
Coal sales	$1,104,393	$653,615	$—	$1,758,008
Income from operations	88,091	123,116	(30,815)	180,392
Total assets	871,482	691,692	1,541,910	3,105,084
Depreciation, depletion and amortization	74,190	81,210	—	155,400
Amortization of acquired sales contracts, net	336	(1,041)	—	(705)
Capital expenditures	123,909	162,698	—	286,607
     Reconciliation of income from operations to net income:

	Year Ended December 31
	2010	2009	2008
	(In thousands)
Income from operations	$134,349	$39,310	$180,392
Interest expense	(61,614)	(67,605)	(66,556)
Interest income	52,444	46,571	74,869
Loss on early extinguishment of debt	(6,776)	—	—

Net income	$118,403	$18,276	$188,705

16. Supplemental Condensed Consolidating Financial Information
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

Condensed Consolidating Statements of Income
Year Ended December 31, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,679,460	$368,827	$—	$2,048,287
Cost of coal sales	(2,422)	—	1,394,853	290,005	(2,564)	1,679,872
Depreciation, depletion and amortization	—	—	119,109	48,151	—	167,260
Amortization of acquired sales contracts, net	—	—	35,606	—	—	35,606
Selling, general and administrative expenses	35,989	—	—	—	—	35,989
Other operating income, net	(467)	—	(3,178)	(3,708)	2,564	(4,789)

	33,100	—	1,546,390	334,448	—	1,913,938
Income from investment in subsidiaries	158,865	—	—	—	(158,865)	—

Income from operations	125,765	—	133,070	34,379	(158,865)	134,349
Interest expense	(59,435)	(54,280)	—	(774)	52,875	(61,614)
Interest income	52,073	52,875	288	83	(52,875)	52,444

	(7,362)	(1,405)	288	(691)	—	(9,170)

Other non-operating expenses
Loss on early extinguishment of debt	—	(6,776)	—	—	—	(6,776)

Net income (loss)	$118,403	$(8,181)	$133,358	$33,688	$(158,865)	$118,403

Condensed Consolidating Statements of Income
Year Ended December 31, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,252,732	$398,657	$—	$1,651,389
Cost of coal sales	647	—	1,102,788	298,240	(3,012)	1,398,663
Depreciation, depletion and amortization	—	—	103,161	56,594	—	159,755
Amortization of acquired sales contracts, net	—	—	19,934	(311)	—	19,623
Selling, general and administrative expenses	44,513	—	—	—	—	44,513
Other operating income, net	(7,549)	—	(2,333)	(3,605)	3,012	(10,475)

	37,611	—	1,223,550	350,918	—	1,612,079
Income from investment in subsidiaries	77,243	—	—	—	(77,243)	—

Income from operations	39,632	—	29,182	47,739	(77,243)	39,310
Interest expense	(67,666)	(64,095)	981	(950)	64,125	(67,605)
Interest income	46,310	64,125	30	231	(64,125)	46,571

	(21,356)	30	1,011	(719)	—	(21,034)

Net income	$18,276	$30	$30,193	$47,020	$(77,243)	$18,276

Condensed Consolidating Statements of Income
Year Ended December 31, 2008
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Coal sales	$—	$—	$1,334,332	$423,676	$—	$1,758,008
Cost of coal sales	(1,053)	—	1,081,271	317,486	(2,528)	1,395,176
Depreciation, depletion and amortization	—	—	91,200	64,200	—	155,400
Amortization of acquired sales contracts, net	—	—	336	(1,041)	—	(705)
Selling, general and administrative expenses	31,940	—	—	—	—	31,940
Other operating income, net	(70)	—	(3,004)	(3,649)	2,528	(4,195)

	30,817	—	1,169,803	376,996	—	1,577,616
Income from investment in subsidiaries	218,922	—	—	—	(218,922)	—

Income from operations	188,105	—	164,529	46,680	(218,922)	180,392
Interest expense	(72,938)	(53,215)	(2,823)	(1,705)	64,125	(66,556)
Interest income	73,538	64,125	247	1,084	(64,125)	74,869

	600	10,910	(2,576)	(621)	—	8,313

Net income	$188,705	$10,910	$161,953	$46,059	$(218,922)	$188,705

Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands)

	Parent		Guarantor	Non-Guarantor
	Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$1,613	$—	$78,070	$134	$—	$79,817
Receivables	1,033	—	663	319	—	2,015
Receivable from Arch Coal	582,384	—	—	—	—	582,384
Intercompanies	(519,808)	15,188	341,981	162,639	—	—
Inventories	—	—	104,394	46,025	—	150,419
Other	10,096	1,015	4,129	6,195	—	21,435

Total current assets	75,318	16,203	529,237	215,312	—	836,070

Property, plant and equipment, net	—	—	1,223,493	265,350	—	1,488,843
Investment in subsidiaries	2,789,637	—	—	—	(2,789,637)	—
Receivable from Arch Coal	888,306	—	—	22,491	—	910,797
Intercompanies	(1,609,147)	455,401	1,023,119	130,627	—	—
Other	1,402	1,511	3,802	4,205	—	10,920

Total other assets	2,070,198	456,912	1,026,921	157,323	(2,789,637)	921,717

Total assets	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Accounts payable	$2,604	$—	$102,290	$16,776	$—	$121,670
Accrued expenses and other current liabilities	5,714	15,188	122,473	9,766	—	153,141
Commercial paper	56,904	—	—	—	—	56,904

Total current liabilities	65,222	15,188	224,763	26,542	—	331,715

Long-term debt	—	451,618	—	—	—	451,618
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	290,473	10,882	—	301,355
Accrued postretirement benefits other than pension	3,629	—	11,571	8,309	—	23,509
Accrued pension benefits	3,342	—	11,962	8,600	—	23,904
Accrued workers’ compensation	(94)	—	2,042	4,154	—	6,102
Other noncurrent liabilities	1,903	—	34,930	80	—	36,913

Total liabilities	299,002	466,806	575,741	58,567	—	1,400,116

Redeemable membership interest	10,444	—	—	—	—	10,444
Non-redeemable membership interest	1,836,070	6,309	2,203,910	579,418	(2,789,637)	1,836,070

Total liabilities and membership interests	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Condensed Consolidating Balance Sheets
December 31, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$6,714	$—	$61	$44	$—	$6,819
Receivables	5,536	—	2,123	720	—	8,379
Inventories	—	—	127,907	37,743	—	165,650
Other	10,423	2,153	3,892	6,882	—	23,350

Total current assets	22,673	2,153	133,983	45,389	—	204,198

Property, plant and equipment, net	—	—	1,258,695	289,605	—	1,548,300

Investment in subsidiaries	2,621,530	—	—	—	(2,621,530)	—
Receivable from Arch Coal	1,509,032	—	—	32,211	—	1,541,243
Intercompanies	(2,364,534)	993,857	1,141,474	229,203	—	—
Other	1,785	5,325	2,543	4,519	—	14,172

Total other assets	1,767,813	999,182	1,144,017	265,933	(2,621,530)	1,555,415

Total assets	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Accounts payable	$4,176	$—	$55,514	$14,818	$—	$74,508
Accrued expenses and other current liabilities	2,885	32,063	97,649	11,835	—	144,432
Commercial paper	49,452	—	—	—	—	49,452

Total current liabilities	56,513	32,063	153,163	26,653	—	268,392

Long-term debt	—	954,782	—	—	—	954,782
Asset retirement obligations	—	—	264,873	10,041	—	274,914
Accrued postretirement benefits other than pension	6,346	—	14,858	7,615	—	28,819
Accrued pension benefits	11,307	—	16,936	6,280	—	34,523
Accrued workers’ compensation	(1,199)	—	1,217	4,049	—	4,067
Other noncurrent liabilities	1,847	—	24,864	33	—	26,744

Total liabilities	74,814	986,845	475,911	54,671	—	1,592,241

Redeemable membership interest	8,962	—	—	—	—	8,962
Non-redeemable membership interest	1,706,710	14,490	2,060,784	546,256	(2,621,530)	1,706,710

Total liabilities and membership interests	$1,790,486	$1,001,335	$2,536,695	$600,927	$(2,621,530)	$3,307,913

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2010
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(40,833)	(17,626)	$418,073	$78,762	$438,376
Investing Activities
Capital expenditures	—	—	(78,719)	(23,893)	(102,612)
Change in receivable from Arch Coal	3,083	—	—	9,720	12,803
Proceeds from dispositions of property, plant and equipment	—	—	50	29	79
Additions to prepaid royalties	—	—	(2,509)	(465)	(2,974)

Cash provided by (used in) investing activities	3,083	—	(81,178)	(14,609)	(92,704)

Financing Activities
Repayment of long-term debt, including redemption premium	—	(505,627)	—	—	(505,627)
Loan from Arch Coal	225,000	—	—	—	225,000
Net proceeds from commercial paper	7,452	—	—	—	7,452
Debt financing costs	(375)	(15)	—	—	(390)
Contribution from redeemable membership interest	891	—	—	—	891
Transactions with affiliates, net	(200,319)	523,268	(258,886)	(64,063)	—

Cash provided by (used in) financing activities	32,649	17,626	(258,886)	(64,063)	(272,674)

Increase (decrease) in cash and cash equivalents	(5,101)	—	78,009	90	72,998
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819

Cash and cash equivalents, end of period	$1,613	$—	$78,070	$134	$79,817

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2009
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(95,111)	$824	$171,532	$100,874	$178,119
Investing Activities
Capital expenditures	—	—	(101,887)	(23,567)	(125,454)
Change in receivable from Arch Coal	(30,440)	—	—	(2,344)	(32,784)
Additions to prepaid royalties	—	—	(2,209)	(582)	(2,791)
Proceeds from dispositions of property, plant and equipment	—	—	66	25	91
Reimbursement of deposits on equipment	—	—	3,209	—	3,209

Cash used in investing activities	(30,440)	—	(100,821)	(26,468)	(157,729)
Financing Activities
Net repayments on commercial paper	(16,219)	—	—	—	(16,219)
Debt financing costs	(188)	(15)	—	—	(203)
Transactions with affiliates, net	145,982	(809)	(70,734)	(74,439)	—

Cash provided by (used in) financing activities	129,575	(824)	(70,734)	(74,439)	(16,422)

Increase (decrease) in cash and cash equivalents	4,024	—	(23)	(33)	3,968
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851

Cash and cash equivalents, end of period	$6,714	$—	$61	$44	$6,819

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2008
(in thousands)

			Guarantor	Non-Guarantor
	Parent Company	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash provided by (used in) operating activities	$(21,533)	$11,703	$280,446	$125,966	$396,582
Investing Activities
Capital expenditures	—	—	(257,029)	(29,578)	(286,607)
Increase in receivable from Arch Coal	(99,311)	—	(112)	(968)	(100,391)
Proceeds from dispositions of property, plant and equipment	—	—	355	23	378
Additions to prepaid royalties	—	—	—	(535)	(535)
Reimbursement of deposits on equipment	—	—	2,697	—	2,697

Cash used in investing activities	(99,311)	—	(254,089)	(31,058)	(384,458)
Financing Activities
Net repayments on commercial paper	(9,288)	—	—	—	(9,288)
Debt financing costs	(219)	(14)	—	—	(233)
Transactions with affiliates, net	132,963	(11,689)	(26,289)	(94,985)	—

Cash provided by (used in) financing activities	123,456	(11,703)	(26,289)	(94,985)	(9,521)

Increase (decrease) in cash and cash equivalents	2,612	—	68	(77)	2,603
Cash and cash equivalents, beginning of period	78	—	16	154	248

Cash and cash equivalents, end of period	$2,690	$—	$84	$77	$2,851

ARCH WESTERN RESOURCES, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged to
	Balance at	Costs	Charged to		Balance at
	Beginning of Year	and Expenses	Other Accounts	Deductions(a)	End of Year
	(In thousands)
Year Ended Dec. 31, 2010
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	12,583	1,774	—	2,630	11,727
Year Ended Dec. 31, 2009
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	11,987	1,210	—	612	12,583
Year Ended Dec. 31, 2008
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	12,497	1,492	—	2,002	11,987

(a)	Reserves utilized, unless otherwise indicated.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Arch Western Resources, LLC

/s/ Paul A. Lang
Paul A. Lang
President
March 31, 2011
     KNOW ALL PERSONS BY THESE PRESENTS: That each of the undersigned member and officers of Arch Western Resources, LLC, a Delaware limited liability company, hereby constitutes and appoints Robert G. Jones and Jon S. Ploetz, and each of them, its or his true and lawful attorney-in-fact and agent, with full power to act without the other, to sign Arch Western Resources, LLC’s Annual Report on Form 10-K for the year ended December 31, 2010, to be filed with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended; to file such Annual Report and the exhibits thereto and any and all other documents in connection therewith, including without limitation, amendments thereto, with the Securities and Exchange Commission; and to do and perform any and all other acts and things requisite and necessary to be done in connection with the foregoing as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ Paul A. Lang	Paul A. Lang President (Principal Executive Officer)	March 31, 2011

/s/ John T. Drexler	John T. Drexler Vice President (Principal Financial and Accounting Officer)	March 31, 2011

Arch Western Acquisition Corporation	Sole Managing Member	March 31, 2011
By: /s/ John T. Drexler John T. Drexler, Vice President

Exhibit Index

Exhibit	Description
3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

3.2	Limited Liability Company Agreement (incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.1	Indenture, dated as of June 25, 2003, by and among Arch Western Finance, LLC, Arch Coal, Inc., Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

4.2	First Supplemental Indenture, dated October 22, 2004, by and among Arch Western Finance, LLC, Arch Western Resources, LLC, Arch of Wyoming, LLC, Mountain Coal Company, L.L.C., Thunder Basin Coal Company, L.L.C. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the registrant on October 23, 2004).

4.3	Form of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6 3/4% Senior Notes due 2013 (included in Exhibit 4.1).

10.1	Federal Coal Lease dated as of June 24, 1993 between the U.S. Department of the Interior and Southern Utah Fuel Company (incorporated herein by reference to Exhibit 10.17 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Federal Coal Lease between the U.S. Department of the Interior and Utah Fuel Company (incorporated herein by reference to Exhibit 10.18 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	Federal Coal Lease dated as of July 19, 1997 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10.19 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Federal Coal Lease Readjustment dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company (incorporated herein by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	Federal Coal Lease effective as of May 1, 1995 between the U.S. Department of the Interior and Mountain Coal Company (incorporated herein by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.7	Federal Coal Lease dated as of January 1, 1999 between the Department of the Interior and Ark Land Company (incorporated herein by reference to Exhibit 10.23 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.8	Federal Coal Lease dated as of October 1, 1999 between the U.S. Department of the Interior and Canyon Fuel Company, LLC (incorporated herein by reference to Exhibit 10 to Arch Coal’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.9	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by Arch Coal on February 10, 2005).

10.10	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.11	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee,

Exhibit	Description
covering a tract of land known as “North Roundup” in Campbell County, Wyoming (incorporated by reference to Exhibit 10.24 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Master Lease and Sublease Agreement, dated effective as of April 1, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Amendment No. 1 to Master Lease and Sublease Agreement, dated effective as of December 30, 2005, by and between Ark Land Company, Ark Land LT, Inc., Thunder Basin Coal Company, L.L.C. and Triton Coal Company, LLC (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	State Coal Lease executed October 1, 2004 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company and Arch Coal, Inc., as lessees, covering a tract of land located in Seiever County, Utah (incorporated by reference to Exhibit 10.20 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15	State Coal Lease executed September 1, 2000 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Canyon Fuel Company, LLC, as lessee, for lands located in Carbon County, Utah (incorporated by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.16	Federal Coal Lease executed September 1, 1996 by and between the Bureau of Land Management, as lessor, and Canyon Fuel Company, LLC, as lessee, covering a tract of land known as “The North Lease” in Carbon County, Utah (incorporated by reference to Exhibit 10.22 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17	State Coal Lease executed January 18, 2008 by and between The State of Utah, Thru School & Institutional Trust Lands Admin, as lessor, and Ark Land Company, as lessee, for lands located in Emery County, Utah (incorporated by reference to Exhibit 10.21 to Arch Coal’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.18	Purchase and Sale Agreement, dated as of February 3, 2006, by and among various entities listed on Schedule I, as the originators, and Arch Coal, Inc. (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.19	First Amendment to Purchase and Sale Agreement, dated February 24, 2010, by and among various entities party thereto, as originators, and Arch Coal, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010).

21.1	Subsidiaries of the registrant.
24.1	Power of attorney (included on signature page hereto).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of Paul A. Lang.
32.2	Section 1350 Certification of John T. Drexler.