Form 10-Q
period 2011-03-31
ARCH WESTERN RESOURCES LLC
filed 2011-05-16
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

At May 16, 2011, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands)

	Three Months Ended March 31
	2011	2010
	(unaudited)

Revenues
Coal sales	$534,405	$472,847

Costs, expenses and other
Cost of coal sales	423,324	397,509
Depreciation, depletion and amortization	39,586	44,040
Amortization of acquired sales contracts, net	5,944	10,753
Selling, general and administrative expenses	9,298	7,841
Other operating income, net	(1,174)	(1,390)
	476,978	458,753
Income from operations	57,427	14,094

Interest income (expense), net:
Interest expense	(10,491)	(17,503)
Interest income, primarily from Arch Coal, Inc.	12,857	11,915
	2,366	(5,588)
Net income	$59,793	$8,506
Net income attributable to redeemable membership interest	$273	$26
Net income attributable to non-redeemable membership interest	$59,520	$8,480

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,114	$79,817
Receivables	3,752	2,015
Receivable from Arch Coal, Inc.	627,025	582,384
Inventories	169,630	150,419
Other	19,562	21,435
Total current assets	886,083	836,070

Property, plant and equipment, net	1,463,552	1,488,843

Other assets:
Receivable from Arch Coal, Inc.	930,410	910,797
Other	10,600	10,920
Total other assets	941,010	921,717

Total assets	$3,290,645	$3,246,630

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$101,160	$121,670
Accrued expenses	140,145	153,141
Commercial paper	60,585	56,904
Total current liabilities	301,890	331,715

Long-term debt	451,456	451,618
Note payable to Arch Coal, Inc.	225,000	225,000
Asset retirement obligations	303,675	301,355
Accrued postretirement benefits other than pension	22,630	23,509
Accrued pension benefits	19,910	23,904
Accrued workers’ compensation	6,882	6,102
Other noncurrent liabilities	53,000	36,913
Total liabilities	1,384,443	1,400,116

Redeemable membership interest	10,718	10,444

Non-redeemable membership interest	1,895,484	1,836,070

Total liabilities and membership interests	$3,290,645	$3,246,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31
	2011	2010
	(unaudited)
OPERATING ACTIVITIES
Net income	$59,793	$8,506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	39,586	44,040
Amortization of acquired sales contracts, net	5,944	10,753
Amortization of debt financing costs	314	650
Changes in:
Receivables	(1,737)	5,611
Inventories	(19,210)	5,513
Accounts payable and accrued expenses	(33,434)	4,177
Other	15,683	23,790

Cash provided by operating activities	66,939	103,040

INVESTING ACTIVITIES
Capital expenditures	(14,197)	(13,826)
Change in receivable from Arch Coal, Inc.	(70,140)	(86,974)
Proceeds from dispositions of property, plant and equipment	14	74
Additions to prepaid royalties	—	(2,509)

Cash used in investing activities	(84,323)	(103,235)

FINANCING ACTIVITIES
Net proceeds from commercial paper	3,681	3,778
Debt financing costs	—	(63)

Cash provided by financing activities	3,681	3,715

Increase (decrease) in cash and cash equivalents	(13,703)	3,520
Cash and cash equivalents, beginning of period	79,817	6,819

Cash and cash equivalents, end of period	$66,114	$10,339

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations.  In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.

3.  Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(In thousands)
Coal	$60,117	$46,464
Repair parts and supplies, net of allowance	109,513	103,955
	$169,630	$150,419

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.1 million at March 31, 2011, and $11.7 million at December 31, 2010.

4.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents approximate fair value.

Debt:  The fair value of the Company’s debt, including commercial paper and excluding intercompany debt, was $515.1 million and $512.5 million at March 31, 2011 and December 31, 2010, respectively.  Fair values are based upon observed prices in active markets when available or from valuation models using market information.

5.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.

The following table presents the components of comprehensive income:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Net income	$59,793	$8,506
Other comprehensive income:
Pension, postretirement and other post-employment benefits — reclassifications into net income	(81)	326
Total comprehensive income	$59,712	$8,832

6.  Related Party Transactions

Transactions with Arch Coal may not be at arm’s length.  If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.

The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal, exclusive of borrowings under the intercompany credit agreement, are recorded in the account. At March 31, 2011 and December 31, 2010, the receivable from Arch Coal was approximately $1.6 billion and $1.5 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the three months ended March 31, 2011 and 2010, was $12.9 million and $11.9 million, respectively. The current portion of the receivable balance at March 31, 2011 and December 31, 2010, represents the amounts needed to fund working capital and contractual purchase, service and lease obligations due within the next twelve months.

During September of 2010, the Company received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest incurred on the loan was $1.6 million for the three months ended March 31, 2011.

The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended March 31, 2011 and 2010, the Company sold $397.3 million and $411.9 million, respectively, of trade accounts receivable to Arch Coal, respectively, at a discount of $0.9 million for both periods.

For the three months ended March 31, 2011 and 2010, the Company incurred production royalties of $24.7 million and $18.1 million, respectively, under sublease agreements with Arch Coal.

The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $9.3 million and $7.8 million for the three months ended March 31, 2011 and 2010, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Operating segment results for the three months ended March 31, 2011 and 2010 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes primarily corporate overhead and other support functions.

The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

	PRB	WBIT	Corporate, Other and Eliminations	Consolidated
	(In thousands)
Three months ended March 31, 2011
Coal sales	$378,966	$155,439	$—	$534,405
Income from operations	39,510	26,896	(8,979)	57,427
Total assets	1,042,276	657,251	1,591,118	3,290,645
Depreciation, depletion and amortization	19,866	20,514	(794)	39,586
Amortization of acquired sales contracts, net	5,944	—	—	5,944
Capital expenditures	2,420	11,777	—	14,197

Three months ended March 31, 2010
Coal sales	$340,166	$132,681	$—	$472,847
Income from operations	10,147	12,446	(8,499)	14,094
Total assets	1,020,724	654,529	1,667,557	3,342,810
Depreciation, depletion and amortization	23,778	20,262	—	44,040
Amortization of acquired sales contracts, net	10,753	—	—	10,753
Capital expenditures	725	13,101	—	13,826

A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended March 31
	2011	2010
	(In thousands)
Income from operations	$57,427	$14,094
Interest expense	(10,491)	(17,503)
Interest income	12,857	11,915
Net income	$59,793	$8,506

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

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Coal sales	$—	$—	$438,758	$95,647	$—	$534,405
Cost of coal sales	485	—	354,899	67,940	—	423,324
Depreciation, depletion and amortization	(794)	—	28,849	11,531	—	39,586
Amortization of acquired sales contracts, net	—	—	5,944	—	—	5,944
Selling, general and administrative expenses	9,298	—	—	—	—	9,298
Other operating income, net	(10)	—	(900)	(264)	—	(1,174)
	8,979	—	388,792	79,207	—	476,978
Income from investment in subsidiaries	66,168	—	—	—	(66,168)	—

Income from operations	57,189	—	49,966	16,440	(66,168)	57,427
Interest expense	(10,237)	(7,688)	—	(160)	7,594	(10,491)
Interest income	12,841	7,594	—	16	(7,594)	12,857
	2,604	(94)	—	(144)	—	2,366
Net income (loss)	$59,793	$(94)	$49,966	$16,296	$(66,168)	$59,793

Condensed Consolidating Statements of Income

Three Months Ended March 31, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Coal sales	$—	$—	$378,435	$94,412	$—	$472,847
Cost of coal sales	967	—	324,560	73,379	(1,397)	397,509
Depreciation, depletion and amortization	—	—	30,736	13,304	—	44,040
Amortization of acquired sales contracts, net	—	—	10,753	—	—	10,753
Selling, general and administrative expenses	7,841	—	—	—	—	7,841
Other operating income, net	(309)	—	(773)	(1,705)	1,397	(1,390)
	8,499	—	365,276	84,978	—	458,753
Income from investment in subsidiaries	22,209	—	—	—	(22,209)	—

Income from operations	13,710	—	13,159	9,434	(22,209)	14,094
Interest expense	(17,096)	(16,230)	—	(208)	16,031	(17,503)
Interest income	11,892	16,031	1	22	(16,031)	11,915
	(5,204)	(199)	1	(186)	—	(5,588)
Net income (loss)	$8,506	$(199)	$13,160	$9,248	$(22,209)	$8,506

Condensed Consolidating Balance Sheets

March 31, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$957	$—	$65,045	$112	$—	$66,114
Receivables	493	—	3,013	246	—	3,752
Receivable from Arch Coal	627,025	—	—	—	—	627,025
Intercompanies	(558,712)	7,594	371,367	179,751	—	—
Inventories	—	—	119,662	49,968	—	169,630
Other	7,080	1,011	3,690	7,781	—	19,562
Total current assets	76,843	8,605	562,777	237,858	—	886,083
Property, plant and equipment, net	—	—	1,200,297	263,255	—	1,463,552
Investment in subsidiaries	2,856,620	—	—	—	(2,856,620)	—
Receivable from Arch Coal	908,846	—	—	21,564	—	930,410
Intercompanies	(1,636,306)	455,401	1,051,676	129,229	—	—
Other	1,466	1,259	3,716	4,159	—	10,600
Total other assets	2,130,626	456,660	1,055,392	154,952	(2,856,620)	941,010
Total assets	$2,207,469	$465,265	$2,818,466	$656,065	$(2,856,620)	$3,290,645
Accounts payable	$6,536	$—	$77,332	$17,292	$—	$101,160
Accrued expenses	2,642	7,594	119,870	10,039	—	140,145
Commercial paper	60,585	—	—	—	—	60,585
Total current liabilities	69,763	7,594	197,202	27,331	—	301,890
Long-term debt	—	451,456	—	—	—	451,456
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	292,539	11,136	—	303,675
Accrued postretirement benefits other than pension	3,729	—	10,638	8,263	—	22,630
Accrued pension benefits	522	—	10,210	9,178	—	19,910
Accrued workers’ compensation	195	—	2,255	4,432	—	6,882
Other noncurrent liabilities	2,058	—	50,893	49	—	53,000
Total liabilities	301,267	459,050	563,737	60,389	—	1,384,443
Redeemable membership interest	10,718	—	—	—	—	10,718
Non-redeemable membership interest	1,895,484	6,215	2,254,729	595,676	(2,856,620)	1,895,484
Total liabilities and membership interests	$2,207,469	$465,265	$2,818,466	$656,065	$(2,856,620)	$3,290,645

Condensed Consolidating Balance Sheets

December 31, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$1,613	$—	$78,070	$134	$—	$79,817
Receivables	1,033	—	663	319	—	2,015
Receivable from Arch Coal	582,384	—	—	—	—	582,384
Intercompanies	(519,808)	15,188	341,981	162,639	—	—
Inventories	—	—	104,394	46,025	—	150,419
Other	10,096	1,015	4,129	6,195	—	21,435
Total current assets	75,318	16,203	529,237	215,312	—	836,070
Property, plant and equipment, net	—	—	1,223,493	265,350	—	1,488,843
Investment in subsidiaries	2,789,637	—	—	—	(2,789,637)	—
Receivable from Arch Coal	888,306	—	—	22,491	—	910,797
Intercompanies	(1,609,147)	455,401	1,023,119	130,627	—	—
Other	1,402	1,511	3,802	4,205	—	10,920
Total other assets	2,070,198	456,912	1,026,921	157,323	(2,789,637)	921,717
Total assets	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630
Accounts payable	$2,604	$—	$102,290	$16,776	$—	$121,670
Accrued expenses and other current liabilities	5,714	15,188	122,473	9,766	—	153,141
Commercial paper	56,904	—	—	—	—	56,904
Total current liabilities	65,222	15,188	224,763	26,542	—	331,715
Long-term debt	—	451,618	—	—	—	451,618
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	290,473	10,882	—	301,355
Accrued postretirement benefits other than pension	3,629	—	11,571	8,309	—	23,509
Accrued pension benefits	3,342	—	11,962	8,600	—	23,904
Accrued workers’ compensation	(94)	—	2,042	4,154	—	6,102
Other noncurrent liabilities	1,903	—	34,930	80	—	36,913
Total liabilities	299,002	466,806	575,741	58,567	—	1,400,116
Redeemable membership interest	10,444	—	—	—	—	10,444
Non-redeemable membership interest	1,836,070	6,309	2,203,910	579,418	(2,789,637)	1,836,070
Total liabilities and membership interests	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(in thousands)

Cash provided by (used in) operating activities	$(5,219)	(7,594)	$56,358	$23,394	$66,939
Investing Activities
Capital expenditures	—	—	(5,555)	(8,642)	(14,197)
Change in receivable from Arch Coal, Inc.	(71,067)	—	—	927	(70,140)
Proceeds from dispositions of property, plant and equipment	—	—	1	13	14
Cash used in investing activities	(71,067)	—	(5,554)	(7,702)	(84,323)
Financing Activities
Net proceeds fom commercial paper	3,681	—	—	—	3,681
Transactions with affiliates, net	71,949	7,594	(63,829)	(15,714)	—
Cash provided by (used in) financing activities	75,630	7,594	(63,829)	(15,714)	3,681
Decrease in cash and cash equivalents	(656)	—	(13,025)	(22)	(13,703)
Cash and cash equivalents, beginning of period	1,613	—	78,070	134	79,817
Cash and cash equivalents, end of period	$957	$—	$65,045	$112	$66,114

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(in thousands)

Cash provided by (used in) operating activities	$(7,279)	$(16,032)	$107,573	$18,778	$103,040
Investing Activities
Capital expenditures	—	—	(11,087)	(2,739)	(13,826)
Change in receivable from Arch Coal, Inc.	(96,616)	—	—	9,642	(86,974)
Proceeds from dispositions of property, plant and equipment	—	—	45	29	74
Additions to prepaid royalties	—	—	(2,509)	—	(2,509)
Cash provided by (used in) investing activities	(96,616)	—	(13,551)	6,932	(103,235)
Financing Activities
Net proceeds on commercial paper	3,778	—	—	—	3,778
Debt financing costs	(63)	—	—	—	(63)
Transactions with affiliates, net	103,654	16,032	(94,028)	(25,658)	—
Cash provided by (used in) financing activities	107,369	16,032	(94,028)	(25,658)	3,715
Increase (decrease) in cash and cash equivalents	3,474	—	(6)	52	3,520
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819
Cash and cash equivalents, end of period	$10,188	$—	$55	$96	$10,339

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains “forward-looking statements” — that is, statements related to future, not past, events.  In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.”  Forward-looking statements by their nature address matters that are, to different degrees, uncertain.  For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from regulations relating to mine safety; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature.  These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Growth in domestic and global coal demand combined with coal supply constraints in many traditional coal exporting countries benefited coal markets during 2010. We expect global coal markets to remain tight throughout the remainder of 2011, and additional tightening in the domestic market as 2011 progresses.  Global power demand is increasing, creating seaborne demand for U.S. coal.  We have expanded our seaborne sales utilizing ports on the West Coast and the Gulf of Mexico. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Summary. Our improved results during the first quarter of 2011 when compared to the first quarter of 2010 were due primarily to higher average sales realizations as a result of improved market conditions. The impact of lower overall sales volumes partially offset the benefit from the higher average realizations.

Revenues.  The following table summarizes information about coal sales for the three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

	Three Months Ended March 31		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$534,405	$472,847	$61,558	13.0%
Tons sold	32,310	33,808	(1,498)	(4.4)%
Coal sales realization per ton sold	$16.54	$13.98	$2.56	18.3%

Coal sales increased in the first quarter of 2011 from the first quarter of 2010 due to higher pricing in both regions, partially offset by lower sales volumes in the Powder River Basin. We remain selective in committing tonnage by matching our production levels to our estimates of market demand, which we believe will provide for the best long-term results based on our outlook for the coal markets. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2011 and compares them with the information for the three months ended March 31, 2010:

	Three Months Ended March 31		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$423,324	$397,509	$(25,815)	(6.5)%
Depreciation, depletion and amortization	39,586	44,040	4,454	10.1
Amortization of acquired sales contracts, net	5,944	10,753	4,809	44.7
Selling, general and administrative expenses	9,298	7,841	(1,457)	(18.6)
Other operating income, net	(1,174)	(1,390)	(216)	(15.5)
	$476,978	$458,753	$(18,225)	(4.0)%

Cost of coal sales. Our cost of coal sales increased in 2011 from 2010 primarily due to higher per-ton production costs, an increase in sales-sensitive costs and an increase in transportation costs, as a result of an increase in export shipments. We have provided more information about our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization. When compared with 2010, lower depreciation, depletion and amortization costs in 2011 resulted primarily from the impact of lower production and sales volumes on assets amortized or depleted on the basis of tons produced.

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

Operating segment results.  The following table shows results by operating segment for the three months ended March 31, 2011 and compares it with information for the three months ended March 31, 2010:

	Three Months Ended March 31		Increase (Decrease)
	2011	2010	$	%

Powder River Basin
Tons sold (in thousands)	28,124	29,681	(1,557)	(5.2)%
Coal sales realization per ton sold (1)	$13.34	$11.38	$1.96	17.2%
Operating margin per ton sold (2)	$1.37	$0.32	$1.05	328.1%

Western Bituminous
Tons sold (in thousands)	4,186	4,127	59	1.4%
Coal sales realization per ton sold (1)	$31.77	$28.98	$2.79	9.6%
Operating margin per ton sold (2)	$6.35	$2.60	$3.75	144.2%

(1)  Coal sales prices per ton exclude certain transportation costs that we pass through to our customers.  We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments.  Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies.  For the three months ended March 31, 2011, transportation costs per ton were $0.13 for the Powder River Basin and $5.36 for the Western Bituminous region.  For the three months ended March 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin and $3.17 for the Western Bituminous region.

(2)  Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — The operating margin per ton sold in the Powder River Basin was higher in 2011 than in 2010 due to higher average coal sales realizations, reflecting the improved coal markets. The decrease in sales volumes in the Powder River Basin in 2011 when compared with 2010 resulted primarily from our market-driven sales commitment approach, as discussed previously. Partially offsetting the increase in average realizations was an increase in labor and diesel costs and an increase in sales-sensitive costs, due to increased realizations.

Western Bituminous — In the Western Bituminous region, per-ton operating margins in the first quarter of 2011 were higher than 2010, reflecting improved pricing, despite the ongoing soft domestic demand in the region. Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which contributed to the improved results in 2011.

Net interest income (expense).  The following table summarizes our net interest income (expense) for the three months ended March 31, 2011 and compares it with the information for the three months ended March 31, 2010:

	Three Months Ended March 31		Increase in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(10,491)	$(17,503)	$7,012	40.1%
Interest income	12,857	11,915	942	7.9
	$2,366	$(5,588)	$7,954	142.3%

Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on our commercial paper, and interest on the $225.0 million loan from Arch Coal. The decrease in the first quarter of 2011, when compared with 2010, is the result of the retirement of $500.0 million aggregate principal amount of the outstanding 6.75% senior notes in September 2010.  The redemption was funded by a loan from Arch Coal of $225 million and a repayment of a portion of the balance receivable from Arch Coal.

Interest income primarily reflects the interest on the receivable balance from Arch Coal, which earns interest at the prime interest rate.

Liquidity and Capital Resources

Liquidity and capital resources

Our primary sources of cash are coal sales to customers, our commercial paper program and debt related to significant transactions. Excluding any significant business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, and if necessary, from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a note receivable from Arch Coal, with exception of the borrowings under the intercompany credit agreement.

Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$66,939	$103,040
Investing activities	(84,323)	(103,235)
Financing activities	3,681	3,715

Cash provided by operating activities decreased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of an increased investment in working capital, primarily coal inventories, and a decrease in accounts payable.

Cash used in investing activities for the three months ended March 31, 2011 was $18.9 million lower when compared to the three months ended March 31, 2010, primarily due to a decrease in amounts advanced to Arch Coal under the intercompany note.

Critical Accounting Policies

For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2011.

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

We are exposed to market risk associated with fluctuating interest rates on our outstanding commercial paper and the note payable to Arch Coal. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.9 million, based on borrowing levels at March 31, 2011.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

We are involved in various claims and legal actions in the ordinary course of business.  In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.

Item 1A.         Risk Factors.

Our business inherently involves certain risks and uncertainties.  The risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.  Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Western or our subsidiaries, for the three-month period ended March 31, 2011:

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

•      Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•      Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.

Mining complex(1)	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations/Orders	Section 107(a) Orders	Total Dollar Value of Proposed MSHA Assessments (in thousands)(2)

Power River Basin:
Black Thunder	4	—	—	—	$4.6
Coal Creek	1	—	—	—	$1.1
Western Bituminous:
Arch of Wyoming	2	—	—	—	$0
Dugout Canyon	3	—	1	—	$0
Skyline	7	—	—	—	$5.5
Sufco	3	—	—	—	$4.5
West Elk	7	—	—	—	$7.3

(1)           MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants.  We are providing the information in this table by mining complex rather than MSHA identification number because we believe this format will be more useful to investors than providing information based on MSHA identification numbers.  For descriptions of each of these mining operations please refer to the descriptions under Item 1. Business, in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)           Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before April 15, 2011, for citations and orders occurring during the three-month period ended March 31, 2011.

For the three-month period ended March 31, 2011, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern.  For the three-month period ended March 31, 2011, none of our mining complexes experienced a mining-related fatality.

As of March 31, 2011, we had a total of fifty-one matters pending before the Federal Mine Safety and Health Review Commission.  This includes legal actions that were initiated prior to the three-month period ended March 31, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

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

May 16, 2011