Form 10-Q
period 2011-06-30
ARCH WESTERN RESOURCES LLC
filed 2011-08-15
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At August 15, 2011, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART I
FINANCIAL INFORMATION

Item 1.            Financial Statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(unaudited)

Revenues
Coal sales	$565,632	$481,478	$1,100,037	$954,325

Costs, expenses and other
Cost of coal sales	447,706	396,570	871,030	794,079
Depreciation, depletion and amortization	40,513	40,087	80,099	84,127
Amortization of acquired sales contracts, net	5,603	5,214	11,547	15,967
Selling, general and administrative expenses	8,337	11,408	17,635	19,249
Other operating income, net	(2,561)	(1,114)	(3,735)	(2,504)
	499,598	452,165	976,576	910,918

Income from operations	66,034	29,313	123,461	43,407

Interest income (expense), net:
Interest expense	(10,458)	(17,571)	(20,949)	(35,074)
Interest income, primarily from Arch Coal, Inc.	13,265	14,103	26,122	26,018
	2,807	(3,468)	5,173	(9,056)

Net income	$68,841	$25,845	$128,634	$34,351

Net income attributable to redeemable membership interest	$318	$118	$591	$144
Net income attributable to non-redeemable membership interest	$68,523	$25,727	$128,043	$34,207

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,139	$79,817
Receivables	2,097	2,015
Receivable from Arch Coal, Inc.	627,349	582,384
Inventories	172,587	150,419
Other	15,395	21,435
Total current assets	887,567	836,070

Property, plant and equipment, net	1,448,170	1,488,843

Other assets:
Receivable from Arch Coal, Inc.	939,175	910,797
Other	13,873	10,920
Total other assets	953,048	921,717

Total assets	$3,288,785	$3,246,630

LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities:
Accounts payable	$95,478	$121,670
Accrued expenses	151,450	153,141
Commercial paper	—	56,904
Total current liabilities	246,928	331,715

Long-term debt	451,294	451,618
Note payable to Arch Coal, Inc.	225,000	225,000
Asset retirement obligations	306,274	301,355
Accrued postretirement benefits other than pension	23,004	23,509
Accrued pension benefits	18,627	23,904
Accrued workers’ compensation	6,845	6,102
Other noncurrent liabilities	36,552	36,913
Total liabilities	1,314,524	1,400,116

Redeemable membership interest	11,032	10,444

Non-redeemable membership interest	1,963,229	1,836,070

Total liabilities and membership interests	$3,288,785	$3,246,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30
	2011	2010
	(unaudited)
OPERATING ACTIVITIES
Net income	$128,634	$34,351
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	80,099	84,127
Amortization of acquired sales contracts, net	11,547	15,967
Amortization of debt financing costs	596	1,258
Changes in:
Receivables	(82)	6,490
Inventories	(22,168)	11,697
Accounts payable and accrued expenses	(27,836)	17,193
Other	4,198	25,325

Cash provided by operating activities	174,988	196,408

INVESTING ACTIVITIES
Capital expenditures	(39,340)	(38,203)
Change in receivable from Arch Coal, Inc.	(84,746)	(143,330)
Proceeds from dispositions of property, plant and equipment	96	74
Additions to prepaid royalties	(3,772)	(2,635)

Cash used in investing activities	(127,762)	(184,094)

FINANCING ACTIVITIES
Net proceeds from (repayments on) commercial paper	(56,904)	12,545
Debt financing costs	—	(63)
Contribution from non-redeemable membership interest	—	891

Cash provided by (used in) financing activities	(56,904)	13,373

Increase (decrease) in cash and cash equivalents	(9,678)	25,687
Cash and cash equivalents, beginning of period	79,817	6,819

Cash and cash equivalents, end of period	$70,139	$32,506

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations.  In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.        Accounting Policies

There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.

3.        Debt

On June 14, 2011, the Company terminated its commercial paper placement program and the supporting credit facility.

4.  Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)
Coal	$64,518	$46,464
Repair parts and supplies, net of allowance	108,069	103,955
	$172,587	$150,419

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.1 million at June 30, 2011, and $11.7 million at December 31, 2010.

5.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  At June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents approximate fair value.

Debt:  The fair value of the Company’s debt, excluding intercompany debt, was $450.0 million and $512.5 million at June 30, 2011 and December 31, 2010, respectively.  Fair values are based upon observed prices in active markets.

6.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.

The following table presents the components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Net income	$68,841	$25,845	$128,634	$34,351
Other comprehensive income:
Pension, postretirement and other post-employment benefits — reclassifications into net income	(758)	(1,177)	(840)	(851)
Total comprehensive income	$68,083	$24,668	$127,794	$33,500

7.  Related Party Transactions

Transactions with Arch Coal may not be at arm’s length.  If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.

The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal, exclusive of borrowings under the intercompany credit agreement, are recorded in the account. At June 30, 2011 and December 31, 2010, the receivable from Arch Coal was approximately $1.6 billion and $1.5 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $13.3 million and $13.9 million for the three months ended June 30, 2011 and 2010, respectively, and $26.1 million and $25.8 million for the six months ended June 30, 2011 and 2010, respectively. The current portion of the receivable balance at June 30, 2011 and December 31, 2010, represents the amounts needed to fund working capital and contractual purchase, service and lease obligations due within the next twelve months.

During September of 2010, the Company received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest incurred on the loan was $1.6 million for the three months ended June 30, 2011 and $3.2 million for the six months ended June 30, 2011.

The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended June 30, 2011 and 2010, the Company sold $431.7 million and $405.5 million, respectively, of trade accounts receivable to Arch Coal at a discount of $1.0 million for both periods. During the six months ended June 30, 2011 and 2010, the Company sold $828.9 million and $817.3 million, respectively, of trade accounts receivable to Arch Coal at a discount of $1.8 million and $1.9 million, respectively.

For the three months ended June 30, 2011 and 2010, the Company incurred production royalties of $24.9 million and $20.8 million, respectively, under sublease agreements with Arch Coal. For the six months ended June 30, 2011 and 2010, the Company incurred production royalties of $49.6 million and $38.9 million, respectively, under sublease agreements with Arch Coal.

The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $8.3 million and $11.4 million for the three months ended June 30, 2011 and 2010, respectively and $17.6 million and $19.2 million for the six months ended June 30, 2011 and 2010, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Operating segment results for the three month and six month periods ended June 30, 2011 and 2010 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes primarily corporate overhead and other support functions.

The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

	PRB	WBIT	Corporate, Other and Eliminations	Consolidated
	(In thousands)

Three months ended June 30, 2011
Coal sales	$376,478	$189,154	$—	$565,632
Income from operations	27,846	43,668	(5,480)	66,034
Depreciation, depletion and amortization	19,233	21,280	—	40,513
Amortization of acquired sales contracts, net	5,603	—	—	5,603
Capital expenditures	15,027	10,115	—	25,142

Three months ended June 30, 2010
Coal sales	$349,369	$132,109	$—	$481,478
Income from operations	24,714	13,864	(9,265)	29,313
Depreciation, depletion and amortization	21,922	18,165	—	40,087
Amortization of acquired sales contracts, net	5,214	—	—	5,214
Capital expenditures	3,674	20,703	—	24,377

Six months ended June 30, 2011
Coal sales	$755,444	$344,593	$—	$1,100,037
Income from operations	67,356	70,564	(14,459)	123,461
Total assets	1,039,036	650,455	1,599,294	3,288,785
Depreciation, depletion and amortization	39,099	41,000	—	80,099
Amortization of acquired sales contracts, net	11,547	—	—	11,547
Capital expenditures	17,447	21,893	—	39,340

Six months ended June 30, 2010
Coal sales	$689,535	$264,790	$—	$954,325
Income from operations	34,861	26,310	(17,764)	43,407
Total assets	1,025,456	654,493	1,707,320	3,387,269
Depreciation, depletion and amortization	45,700	38,427	—	84,127
Amortization of acquired sales contracts, net	15,967	—	—	15,967
Capital expenditures	4,399	33,804	—	38,203

A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Income from operations	$66,034	$29,313	$123,461	$43,407
Interest expense	(10,458)	(17,571)	(20,949)	(35,074)
Interest income	13,265	14,103	26,122	26,018
Net income	$68,841	$25,845	$128,634	$34,351

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

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Coal sales	$—	$—	$471,584	$94,048	$—	$565,632
Cost of coal sales	(701)	—	381,292	67,115	—	447,706
Depreciation, depletion and amortization	—	—	29,287	11,226	—	40,513
Amortization of acquired sales contracts net	—	—	5,603	—	—	5,603
Selling, general and administrative expenses	8,337	—	—	—	—	8,337
Other operating income, net	(1,358)	—	(862)	(341)	—	(2,561)
	6,278	—	415,320	78,000	—	499,598
Income from investment in subsidiaries	72,072				(72,072)	—

Income from operations	65,794	—	56,264	16,048	(72,072)	66,034
Interest expense	(10,201)	(7,687)	—	(164)	7,594	(10,458)
Interest income	13,248	7,594	—	17	(7,594)	13,265
	3,047	(93)	—	(147)	—	2,807
Net income (loss)	$68,841	$(93)	$56,264	$15,901	$(72,072)	$68,841

Condensed Consolidating Statements of Income

Three Months Ended June 30, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Coal sales	$—	$—	$387,161	$94,317	$—	$481,478
Cost of coal sales	(2,088)	—	325,633	74,192	(1,167)	396,570
Depreciation, depletion and amortization	—	—	27,958	12,129	—	40,087
Amortization of acquired sales contracts, net	—	—	5,214	—	—	5,214
Selling, general and administrative expenses	11,408	—	—	—	—	11,408
Other operating income, net	(56)	—	(759)	(1,466)	1,167	(1,114)
	9,264	—	358,046	84,855	—	452,165
Income from investment in subsidiaries	38,366	—	—	—	(38,366)	—

Income from operations	29,102	—	29,115	9,462	(38,366)	29,313
Interest expense	(17,155)	(16,230)	—	(218)	16,032	(17,571)
Interest income	13,898	16,032	185	20	(16,032)	14,103
	(3,257)	(198)	185	(198)	—	(3,468)
Net income (loss)	$25,845	$(198)	$29,300	$9,264	$(38,366)	$25,845

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Coal sales	$—	$—	$910,342	$189,695	$—	$1,100,037
Cost of coal sales	(216)	—	736,191	135,055	—	871,030
Depreciation, depletion and amortization	—	—	58,136	21,963	—	80,099
Amortization of acquired sales contracts, net	—	—	11,547	—	—	11,547
Selling, general and administrative expenses	17,635	—	—	—	—	17,635
Other operating income, net	(1,368)	—	(1,762)	(605)	—	(3,735)
	16,051	—	804,112	156,413	—	976,576
Income from investment in subsidiaries	139,034	—	—	—	(139,034)	—

Income from operations	122,983	—	106,230	33,282	(139,034)	123,461
Interest expense	(20,438)	(15,375)	—	(324)	15,188	(20,949)
Interest income	26,089	15,188	—	33	(15,188)	26,122
	5,651	(187)	—	(291)	—	5,173

Net income (loss)	$128,634	$(187)	$106,230	$32,991	$(139,034)	$128,634

Condensed Consolidating Statements of Income

Six Months Ended June 30, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Coal sales	$—	$—	$765,596	$188,729	$—	$954,325
Cost of coal sales	(1,121)	—	650,193	147,571	(2,564)	794,079
Depreciation, depletion and amortization	—	—	58,694	25,433	—	84,127
Amortization of acquired sales contracts, net	—	—	15,967	—	—	15,967
Selling, general and administrative expenses	19,249	—	—	—	—	19,249
Other operating income, net	(365)	—	(1,532)	(3,171)	2,564	(2,504)
	17,763	—	723,322	169,833	—	910,918
Income from investment in subsidiaries	60,575	—	—	—	(60,575)	—

Income from operations	42,812	—	42,274	18,896	(60,575)	43,407
Interest expense	(34,251)	(32,460)	—	(426)	32,063	(35,074)
Interest income	25,790	32,063	186	42	(32,063)	26,018
	(8,461)	(397)	186	(384)	—	(9,056)
Net income (loss)	$34,351	$(397)	$42,460	$18,512	$(60,575)	$34,351

Condensed Consolidating Balance Sheets

June 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash and cash equivalents	$67	$—	$69,833	$239	$—	$70,139
Receivables	962	—	779	356	—	2,097
Receivable from Arch Coal	627,349	—	—	—	—	627,349
Intercompanies	(620,342)	15,188	393,446	211,708	—	—
Inventories	—	—	114,238	58,349	—	172,587
Other	3,953	1,008	5,080	5,354	—	15,395
Total current assets	11,989	16,196	583,376	276,006	—	887,567

Property, plant and equipment, net	—	—	1,190,461	257,724	(15)	1,448,170

Investment in subsidiaries	2,930,100	—	—	—	(2,930,100)	—
Receivable from Arch Coal	917,611	—	—	21,564	—	939,175
Intercompanies	(1,648,470)	455,401	1,079,206	113,863	—	—
Other	1,480	1,008	7,278	4,107	—	13,873
Total other assets	2,200,721	456,409	1,086,484	139,534	(2,930,100)	953,048
Total assets	$2,212,710	$472,605	$2,860,321	$673,264	$(2,930,115)	$3,288,785

Accounts payable	$4,313	$—	$74,607	$16,558	$—	$95,478
Accrued expenses	3,723	15,188	122,116	10,423	—	151,450
Total current liabilities	8,036	15,188	196,723	26,981	—	246,928
Long-term debt	—	451,294	—	—	—	451,294
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	294,886	11,388	—	306,274
Accrued postretirement benefits other than pension	3,860	—	10,707	8,437	—	23,004
Accrued pension benefits	(776)	—	9,802	9,601	—	18,627
Accrued workers’ compensation	193	—	2,527	4,125	—	6,845
Other noncurrent liabilities	2,121	—	34,362	69	—	36,552
Total liabilities	238,434	466,482	549,007	60,601	—	1,314,524
Redeemable membership interest	11,032	—	—	—	—	11,032
Non-redeemable membership interest	1,963,244	6,123	2,311,314	612,663	(2,930,115)	1,963,229
Total liabilities and membership interests	$2,212,710	$472,605	$2,860,321	$673,264	$(2,930,115)	$3,288,785

Condensed Consolidating Balance Sheets

December 31, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Cash and cash equivalents	$1,613	$—	$78,070	$134	$—	$79,817
Receivables	1,033	—	663	319	—	2,015
Receivable from Arch Coal	582,384	—	—	—	—	582,384
Intercompanies	(519,808)	15,188	341,981	162,639	—	—
Inventories	—	—	104,394	46,025	—	150,419
Other	10,096	1,015	4,129	6,195	—	21,435
Total current assets	75,318	16,203	529,237	215,312	—	836,070

Property, plant and equipment, net	—	—	1,223,493	265,350	—	1,488,843

Investment in subsidiaries	2,789,637	—	—	—	(2,789,637)	—
Receivable from Arch Coal	888,306	—	—	22,491	—	910,797
Intercompanies	(1,609,147)	455,401	1,023,119	130,627	—	—
Other	1,402	1,511	3,802	4,205	—	10,920
Total other assets	2,070,198	456,912	1,026,921	157,323	(2,789,637)	921,717
Total assets	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Accounts payable	$2,604	$—	$102,290	$16,776	$—	$121,670
Accrued expenses and other current liabilities	5,714	15,188	122,473	9,766	—	153,141
Commercial paper	56,904	—	—	—	—	56,904
Total current liabilities	65,222	15,188	224,763	26,542	—	331,715
Long-term debt	—	451,618	—	—	—	451,618
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	290,473	10,882	—	301,355
Accrued postretirement benefits other than pension	3,629	—	11,571	8,309	—	23,509
Accrued pension benefits	3,342	—	11,962	8,600	—	23,904
Accrued workers’ compensation	(94)	—	2,042	4,154	—	6,102
Other noncurrent liabilities	1,903	—	34,930	80	—	36,913
Total liabilities	299,002	466,806	575,741	58,567	—	1,400,116
Redeemable membership interest	10,444	—	—	—	—	10,444
Non-redeemable membership interest	1,836,070	6,309	2,203,910	579,418	(2,789,637)	1,836,070
Total liabilities and membership interests	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(8,112)	$—	$139,469	$43,631	$174,988
Investing Activities
Capital expenditures	—	—	(25,020)	(14,320)	(39,340)
Change in receivable from Arch Coal	(87,790)	—	—	3,044	(84,746)
Proceeds from dispositions of property, plant and equipment	—	—	41	55	96
Additions to prepaid royalties	—	—	(3,772)	—	(3,772)
Cash used in investing activities	(87,790)	—	(28,751)	(11,221)	(127,762)
Financing Activities
Net repayments on commercial paper	(56,904)	—	—	—	(56,904)
Transactions with affiliates, net	151,260	—	(118,955)	(32,305)	—
Cash provided by (used in) financing activities	94,356	—	(118,955)	(32,305)	(56,904)
Increase (decrease) in cash and cash equivalents	(1,546)	—	(8,237)	105	(9,678)
Cash and cash equivalents, beginning of period	1,613	—	78,070	134	79,817
Cash and cash equivalents, end of period	$67	$—	$69,833	$239	$70,139

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
	(In thousands)

Cash provided by (used in) operating activities	$(18,021)	—	$173,321	$41,108	$196,408
Investing Activities
Capital expenditures	—	—	(29,361)	(8,842)	(38,203)
Change in receivable from Arch Coal	(150,854)	—	—	7,524	(143,330)
Proceeds from dispositions of property, plant and equipment	—	—	45	29	74
Additions to prepaid royalties	—	—	(2,509)	(126)	(2,635)
Cash used in investing activities	(150,854)	—	(31,825)	(1,415)	(184,094)
Financing Activities
Net proceeds from commercial paper	12,545	—	—	—	12,545
Debt financing costs	(63)	—	—	—	(63)
Contribution from non-redeemable membership interest	891	—	—	—	891
Transactions with affiliates, net	151,178	—	(111,504)	(39,674)	—
Cash provided by (used in) financing activities	164,551	—	(111,504)	(39,674)	13,373
Increase (decrease) in cash and cash equivalents	(4,324)	—	29,992	19	25,687
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819
Cash and cash equivalents, end of period	$2,390	$—	$30,053	$63	$32,506

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

Growth in domestic and global coal demand combined with coal supply constraints in many traditional coal exporting countries benefited coal markets in the first half of 2011.  We expect global coal markets to remain tight throughout the remainder of 2011, and additional tightening in the domestic market as 2011 progresses.

Domestic power demand so far in 2011 is even with last year, through the third week of July, according to the Edison Electric Institute.  U.S. coal consumption through May has declined due to strong contributions from other fuel sources, but is expected to increase meaningfully during the summer burn season, particularly in light of hot summer temperatures across much of the country in recent weeks. U.S. coal production in the first half of 2011 remained essentially flat versus a year ago, according to recently released MSHA data and company estimates.  Shipments out of the PRB region fell to the lowest quarterly level since the depth of the recession in 2009.  Flooding of the Missouri and Mississippi rivers disrupted shipments from the Powder River Basin, and have resulted in a further reduction in generator stockpiles.  These disruptions resulted in a loss of shipments from our PRB operations during the second quarter of 2011, with continuing impacts in the third quarter.

U.S. steam coal is migrating offshore to meet the continuing growth in global coal demand to fuel electricity generation.  In response to the global steam coal demand, we have expanded our seaborne sales and have shipped steam coal to Europe, South America, and Asia.  Each of our operating segments is participating in the expansion of seaborne shipments, from ports on the West Coast as well through the Gulf of Mexico. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Summary. Our improved results during the second quarter of 2011 when compared to the second quarter of 2010 were due primarily to higher average sales realizations as a result of improved market conditions.

Revenues.  The following table summarizes information about coal sales for the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$565,632	$481,478	$84,154	17.5%
Tons sold	32,000	33,922	(1,922)	(5.7)%
Coal sales realization per ton sold	$17.68	$14.19	$3.49	24.6%

Coal sales increased in the second quarter of 2011 from the second quarter of 2010, due to higher pricing in both regions, partially offset by lower sales volumes in the Powder River Basin. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended June 30, 2011 and compares them with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$447,706	$396,570	$(51,136)	(12.9)%
Depreciation, depletion and amortization	40,513	40,087	(426)	(1.1)
Amortization of acquired sales contracts, net	5,603	5,214	(389)	(7.5)
Selling, general and administrative expenses	8,337	11,408	3,071	26.9
Other operating income, net	(2,561)	(1,114)	1,447	129.9
	$499,598	$452,165	$(47,433)	(10.5)%

Cost of coal sales. Our cost of coal sales increased in 2011 from 2010 primarily due to an increase in sales-sensitive costs, an increase in transportation costs, as a result of an increase in export shipments, and higher production costs. We have provided more information about our operating segments under the heading “Operating segment results”.

Depreciation, depletion and amortization. When compared with 2010, higher depreciation, depletion and amortization costs in 2011 were primarily due to the impact of the addition of the preparation plant at the West Elk mining complex in Colorado in the fourth quarter of 2010.

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

Operating segment results.  The following table shows results by operating segment for the three months ended June 30, 2011 and compares it with information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease)
	2011	2010	$	%

Powder River Basin
Tons sold (in thousands)	27,278	29,927	(2,649)	(8.9)%
Coal sales realization per ton sold (1)	$13.54	$11.58	$1.96	16.9%
Operating margin per ton sold (2)	$1.00	$0.80	$0.20	25.0%

Western Bituminous
Tons sold (in thousands)	4,722	3,995	727	18.2%
Coal sales realization per ton sold (1)	$35.59	$32.91	$2.68	8.1%
Operating margin per ton sold (2)	$9.16	$3.09	$6.07	196.4%

(1)    Coal sales prices per ton exclude certain transportation costs that we pass through to our customers.  We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments.  Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies.  For the three months ended June 30, 2011, transportation costs per ton were $0.27 for the Powder River Basin and $4.47 for the Western Bituminous region.  For the three months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin and $0.16 for the Western Bituminous region.

(2)    Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — The operating margin per ton sold in the Powder River Basin was higher in 2011 than in 2010 due to higher average coal sales realizations, reflecting the improved coal markets. Lower sales volumes in the Powder River Basin in 2011 when compared with 2010 were primarily the result of the flooding in the Midwest.  Lower production volumes contributed to higher per-ton costs, which along with higher production and sales-sensitive costs partially offset the benefit from the higher realizations.  Higher production costs were the result of higher labor, maintenance and diesel costs.

Western Bituminous — Per-ton operating margins in the second quarter of 2011 were higher than 2010, reflecting improved pricing resulting from increased demand from the Eastern U.S. and export markets for coal from the Western Bituminous region.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which contributed to the improved results in 2011, when compared to the second quarter of 2010, when two outages affected production at the Dugout Canyon mine.

Net interest income (expense).  The following table summarizes our net interest income (expense) for the three months ended June 30, 2011 and compares it with the information for the three months ended June 30, 2010:

	Three Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(10,458)	$(17,571)	$7,113	40.5%
Interest income	13,265	14,103	(838)	(5.9)
	$2,807	$(3,468)	$6,275	180.9%

Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on commercial paper, and interest on the $225.0 million loan from Arch Coal. The decrease in the second quarter of 2011, when compared with 2010, is the result of the retirement of $500.0 million aggregate principal amount of the outstanding 6.75% senior notes in September 2010.  The redemption was funded by a loan from Arch Coal of $225 million and a repayment of a portion of the balance receivable from Arch Coal.

Interest income primarily reflects the interest on the receivable balance from Arch Coal, which earns interest at the prime interest rate.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Summary. Our improved results during the first half of 2011 when compared to the first half of 2010 were due primarily to higher average sales realizations as a result of improved market conditions.

Revenues.  The following table summarizes information about coal sales for the six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Coal sales	$1,100,037	$954,325	$145,712	15.3%
Tons sold	64,310	67,730	(3,420)	(5.0)%
Coal sales realization per ton sold	$17.11	$14.09	$3.02	21.4%

Coal sales increased in the first half of 2011 from the first half of 2010, due to higher pricing in both regions, partially offset by lower sales volumes in the Powder River Basin.  We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the six months ended June 30, 2011 and compares them with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease) in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$871,030	$794,079	$(76,951)	(9.7)%
Depreciation, depletion and amortization	80,099	84,127	4,028	4.8
Amortization of acquired sales contracts, net	11,547	15,967	4,420	27.7
Selling, general and administrative expenses	17,635	19,249	1,614	8.4
Other operating income, net	(3,735)	(2,504)	1,231	49.2
	$976,576	$910,918	$(65,658)	(7.2)%

Cost of coal sales. Our cost of coal sales increased in 2011 from 2010 primarily due to an increase in sales-sensitive costs, an increase in transportation costs, as a result of an increase in export shipments, and higher production costs. We have provided more information about our operating segments under the heading “Operating segment results”.

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

Operating segment results.  The following table shows results by operating segment for the six months ended June 30, 2011 and compares it with information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase (Decrease)
	2011	2010	$	%

Powder River Basin
Tons sold (in thousands)	55,402	59,608	(4,206)	(7.1)%
Coal sales realization per ton sold (1)	$13.44	$11.48	$1.96	17.1%
Operating margin per ton sold (2)	$1.19	$0.56	$0.63	112.5%

Western Bituminous
Tons sold (in thousands)	8,908	8,122	786	9.7%
Coal sales realization per ton sold (1)	$35.25	$32.45	$2.80	8.6%
Operating margin per ton sold (2)	$7.84	$2.84	$5.00	176.1%

(3)    Coal sales prices per ton exclude certain transportation costs that we pass through to our customers.  We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments.  Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies.  For the six months ended June 30, 2011, transportation costs per ton were $0.20 for the Powder River Basin and $3.43 for the Western Bituminous region.  For the six months ended June 30, 2010, transportation costs per ton were $0.09 for the Powder River Basin and $0.15 for the Western Bituminous region.

(4)    Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — The operating margin per ton sold in the Powder River Basin was higher in 2011 than in 2010 due to higher average coal sales realizations, reflecting the improved coal markets. Lower sales volumes in the Powder River Basin in 2011 when compared with 2010 were primarily the result of our market-driven sales commitment approach in the Powder River Basin and the flooding in the Midwest in the second quarter of 2011.  Lower production volumes contributed to higher per-ton costs, which along with and higher production and sales-sensitive costs partially offset the benefit from the higher realizations.  Higher production costs were the result of higher labor, maintenance and diesel costs.

Western Bituminous — In the Western Bituminous region, per-ton operating margins in the first quarter of 2011 were higher than 2010, reflecting improved pricing resulting from increased demand from the Eastern U.S. and export markets for coal from the Western Bituminous region.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which contributed to the improved results in 2011, with the first half of 2010, when two outages affected production at the Dugout Canyon mine.

Net interest income (expense).  The following table summarizes our net interest income (expense) for the six months ended June 30, 2011 and compares it with the information for the six months ended June 30, 2010:

	Six Months Ended June 30		Increase in Net Income
	2011	2010	$	%
	(Amounts in thousands, except percentages)
Interest expense	$(20,949)	$(35,074)	$14,125	40.3%
Interest income	26,122	26,018	104	0.4
	$5,173	$(9,056)	$14,229	157.1%

Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on commercial paper, and interest on the $225.0 million loan from Arch Coal. The decrease in the first quarter of 2011, when compared with 2010, is the result of the retirement of $500.0 million aggregate principal amount of the outstanding 6.75% senior notes in September 2010.  The redemption was funded by a loan from Arch Coal of $225 million and a repayment of a portion of the balance receivable from Arch Coal.

Interest income primarily reflects the interest on the receivable balance from Arch Coal, which earns interest at the prime interest rate.

Liquidity and Capital Resources

Liquidity and capital resources

Our primary sources of cash are coal sales to customers and debt related to significant transactions. Excluding any significant business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, and if necessary, from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a note receivable from Arch Coal, with exception of the borrowings under the intercompany credit agreement.

Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

On June 14, 2011, the Company terminated its commercial paper placement program and the supporting credit facility.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$174,988	$196,408
Investing activities	(127,762)	(184,094)
Financing activities	(56,904)	13,373

Cash provided by operating activities decreased in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of an increased investment in working capital, primarily coal inventories, and a decrease in accounts payable.

Cash used in investing activities for the six months ended June 30, 2011 was $56.3 million lower when compared to the six months ended June 30, 2010, primarily due to a decrease in amounts advanced to Arch Coal under the intercompany note.

We used $56.9 million of cash in financing activities during the first half of 2011, compared to cash provided by financing activities of $13.4 million during the first half of 2010, primarily for the termination of the commercial paper program in June of 2011.

Critical Accounting Policies

For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to our critical accounting policies during the six months ended June 30, 2011.

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

We are exposed to market risk associated with fluctuating interest rates on the notes payable to Arch Coal. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.3 million, based on borrowing levels at June 30, 2011.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.            Defaults Upon Senior Securities.

None

Item 4.            Reserved

Item 5.            Other Information.

We believe that we have some of the safest coal mining operations in the world. Safety is a core value at our parent company, Arch Coal, and at each of its subsidiary operations. We have in place a comprehensive safety program that includes extensive health & safety training for all employees, site inspections, emergency response preparedness, crisis communications training, incident investigation, regulatory compliance training and process auditing, as well as an open dialogue between all levels of employees. The goals of our processes are to eliminate exposure to hazards in the workplace, ensure that we comply with all mine safety regulations, and support regulatory and industry efforts to improve the health and safety of our employees along with the industry as a whole.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Western or our subsidiaries, for the three-month period ended June 30, 2011:

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

•                  Section 107(a) Orders:  Total number of imminent danger orders issued under section 107(a) of the Mine Act; and

•                  Total Dollar Value of Proposed MSHA Assessments:  Total dollar value of proposed assessments from MSHA under the Mine Act.

Mining complex(1)	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations/Orders	Section 107(a) Orders	Total Dollar Value of Proposed MSHA Assessments (in thousands)(2)

Power River Basin:
Black Thunder	10	—	1	—	$44.0
Coal Creek	1	—	—	—	$8.2
Western Bituminous:
Arch of Wyoming	1	—	—	—	$0.5
Dugout Canyon	2	—	—	—	$0
Skyline	5	1	—	—	$11.2
Sufco	8	—	—	—	$3.4
West Elk	14	—	—	—	$23.8

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

(2)                                  Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before July 26, 2011, for citations and orders occurring during the three-month period ended June 30, 2011.

For the three-month period ended June 30, 2011, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern.  For the three-month period ended June 30, 2011, none of our mining complexes experienced a mining-related fatality.

As of June 30, 2011, we had a total of 53 matters pending before the Federal Mine Safety and Health Review Commission.  This includes legal actions that were initiated prior to the three-month period ended June 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

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
101

Interactive Data File (Form 10-Q for the quarter ended June 30, 2011 furnished in XBRL). The financial information contained in the XBRL - related documents is not deemed “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC

By:
John T. Drexler
Vice President

August 15, 2011