Form 10-Q
period 2011-09-30
ARCH WESTERN RESOURCES LLC
filed 2011-11-14
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

At November 14, 2011, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

i

PART 1

FINANCIAL INFORMATION

Item 1.  Financial Statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(unaudited)

Revenues	$547,347	$550,198	$1,647,384	$1,504,523

Costs, expenses and other
Cost of sales	448,681	445,814	1,319,711	1,239,893
Depreciation, depletion and amortization	38,532	39,756	118,631	123,883
Amortization of acquired sales contracts, net	3,802	10,038	15,349	26,005
Selling, general and administrative expenses	8,693	8,172	26,328	27,421
Other operating income, net	(909)	(1,093)	(4,644)	(3,597)
	498,799	502,687	1,475,375	1,413,605

Income from operations	48,548	47,511	172,009	90,918

Interest income (expense), net:
Interest expense	(10,115)	(15,892)	(31,064)	(50,966)
Interest income, primarily from Arch Coal, Inc.	13,913	13,714	40,035	39,732
	3,798	(2,178)	8,971	(11,234)

Other non-operating expense:
Net loss resulting from early retirement from debt	—	(6,776)	—	(6,776)
	—	(6,776)	—	(6,776)

Net income	$52,346	$38,557	$180,980	$72,908
Net income attributable to redeemable membership interest	$231	$181	$822	$325
Net income attributable to non-redeemable membership interest	$52,115	$38,376	$180,158	$72,583

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$100,139	$79,817
Receivables	3,485	2,015
Receivable from Arch Coal, Inc.	465,646	582,384
Inventories	172,767	150,419
Other	16,588	21,435
Total current assets	758,625	836,070

Property, plant and equipment, net	1,445,059	1,488,843

Other assets:
Receivable from Arch Coal, Inc.	1,140,084	910,797
Other	13,345	10,920
Total other assets	1,153,429	921,717

Total assets	$3,357,113	$3,246,630

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$107,974	$121,670
Accrued expenses	145,781	153,141
Commercial paper	—	56,904
Total current liabilities	253,755	331,715

Long-term debt	451,133	451,618
Note payable to Arch Coal, Inc.	225,000	225,000
Accrued retirement obligations	308,326	301,355
Accrued postretirement benefits other than pension	23,302	23,509
Accrued pension benefits	9,667	23,904
Accrued workers’ compensation	6,705	6,102
Other noncurrent liabilities	53,062	36,913
Total liabilities	1,330,950	1,400,116

Redeemable membership interest	11,261	10,444

Non-redeemable membership interest	2,014,902	1,836,070

Total liabilities and membership interests	$3,357,113	$3,246,630

The accompanying notes are an integral part of the condensed consolidated financial statements.

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
OPERATING ACTIVITIES
Net income	$180,980	$72,908
Adjustments to reconcile to cash provided by operating activities:

Depreciation, depletion and amortization	118,631	123,883
Amortization of acquired sales contracts, net	15,349	26,005
Net loss resulting from early retirement of debt	—	6,776
Amortization relating to financing activities	377	790
Changes in:
Receivables	(1,470)	6,145
Inventories	(22,348)	24,772
Accounts payable and accrued expenses	(21,032)	12,142
Other	13,375	49,739

Cash provided by operating activities	283,862	323,160

INVESTING ACTIVITIES
Capital expenditures	(75,123)	(66,828)
Change in receivable from Arch Coal, Inc.	(127,649)	75,383
Proceeds from dispositions of property, plant and equipment	124	74
Additions to prepaid royalties	(3,972)	(2,835)

Cash provided by (used in) investing activities	(206,620)	5,794

FINANCING ACTIVITIES
Payments to retire debt	—	(505,627)
Loan from Arch Coal, Inc.	—	225,000
Net proceeds from (repayments on) commercial paper	(56,904)	6,264
Debt financing costs	(16)	(390)
Contribution from non-redeemable membership interest	—	891

Cash used in financing activities	(56,920)	(273,862)

Increase in cash and cash equivalents	20,322	55,092
Cash and cash equivalents, beginning of period	79,817	6,819

Cash and cash equivalents, end of period	$100,139	$61,911

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations.  In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.  Accounting Policies

There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.

3.  Debt

On June 14, 2011, the Company terminated its commercial paper placement program and the supporting credit facility.

4.  Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
	(In thousands)
Coal	$64,024	$46,464
Repair parts and supplies, net of allowance	108,743	103,955
	$172,767	$150,419

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.5 million at September 30, 2011, and $11.7 million at December 31, 2010.

5.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents approximate fair value.

Debt:  The fair value of the Company’s debt, excluding intercompany debt, was $449.4 million and $512.5 million at September 30, 2011 and December 31, 2010, respectively.  Fair values are based upon observed prices in active markets.

6.  Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income items are transactions recorded in membership interests during the year, excluding net income and transactions with members.

The following table presents the components of comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Net income	$52,346	$38,557	$180,980	$72,908
Other comprehensive income:
Pension, postretirement and other post-employment benefits — reclassifications into net income	(420)	(425)	(1,259)	(1,276)
Total comprehensive income	$51,926	$38,132	$179,721	$71,632

7.  Related Party Transactions

Transactions with Arch Coal may not be at arm’s length.  If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.

The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal, exclusive of borrowings under the intercompany credit agreement, are recorded in the account. At September 30, 2011 and December 31, 2010, the receivable from Arch Coal was approximately $1.6 billion and $1.5 billion, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $13.9 million and $13.6 million for the three months ended September 30, 2011 and 2010, respectively, and $40.0 million and $39.4 million for the nine months ended September 30, 2011 and 2010, respectively. The current portion of the receivable balance at September 30, 2011 and December 31, 2010, represents the amounts needed to fund working capital and contractual purchase, service and lease obligations due within the next twelve months.

During September of 2010, the Company received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest incurred on the loan was $1.5 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $4.7 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended September 30, 2011 and 2010, the Company sold $409.5 million and $442.3 million, respectively, of trade accounts receivable to Arch Coal at a discount of $0.8 million and $1.0 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company sold $1.2 billion and $1.3 billion, respectively, of trade accounts receivable to Arch Coal at a discount of $2.7 million and $3.0 million, respectively.

For the three months ended September 30, 2011 and 2010, the Company incurred production royalties of $25.2 million and $27.0 million, respectively, under sublease agreements with Arch Coal. For the nine months ended September 30, 2011 and 2010, the Company incurred production royalties of $74.8 million and $65.9 million, respectively, under sublease agreements with Arch Coal.

The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $8.7 million and $8.2 million for the three months ended September 30, 2011 and 2010, respectively and $26.3 million and $27.4 million for the nine months ended September 30, 2011 and 2010, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Operating segment results for the three month and nine month periods ended September 30, 2011 and 2010 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes primarily corporate overhead and other support functions.

The asset amounts below represent an allocation of assets used in the segments’ cash-generating activities. The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

	PRB	WBIT	Corporate, Other and Eliminations	Consolidated
	(In thousands)

Three months ended September 30, 2011
Revenues	$378,552	$168,795	$—	$547,347
Income from operations	30,797	25,850	(8,099)	48,548
Depreciation, depletion and amortization	20,435	18,097	—	38,532
Amortization of acquired sales contracts, net	3,802	—	—	3,802
Capital expenditures	19,674	16,111	—	35,785

Three months ended September 30, 2010
Revenues	$412,165	$138,033	$—	$550,198
Income from operations	39,450	15,190	(7,129)	47,511
Depreciation, depletion and amortization	21,752	18,004	—	39,756
Amortization of acquired sales contracts, net	10,038	—	—	10,038
Capital expenditures	7,922	20,703	—	28,625

Nine months ended September 30, 2011
Revenues	$1,133,996	$513,388	$—	$1,647,384
Income from operations	98,153	96,414	(22,558)	172,009
Total assets	1,079,357	640,465	1,637,291	3,357,113
Depreciation, depletion and amortization	59,534	59,097	—	118,631
Amortization of acquired sales contracts, net	15,349	—	—	15,349
Capital expenditures	37,121	38,002	—	75,123

Nine months ended September 30, 2010
Revenues	$1,101,700	$402,823	$—	$1,504,523
Income from operations	74,311	41,500	(24,893)	90,918
Total assets	1,037,767	649,791	1,473,960	3,161,518
Depreciation, depletion and amortization	67,452	56,431	—	123,883
Amortization of acquired sales contracts, net	26,005	—	—	26,005
Capital expenditures	12,321	54,507	—	66,828

A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Income from operations	$48,548	$47,511	$172,009	$90,918
Interest expense	(10,115)	(15,892)	(31,064)	(50,966)
Interest income	13,913	13,714	40,035	39,732
Net loss resulting from early retirement of debt	—	(6,776)	—	(6,776)
Net income	$52,346	$38,557	$180,980	$72,908

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

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$—	$444,986	$102,361	$—	$547,347
Cost of sales	(2,115)	—	375,025	75,771	—	448,681
Depreciation, depletion and amortization	—	—	28,160	10,372	—	38,532
Amortization of acquired sales contracts, net	—	—	3,802	—	—	3,802
Selling, general and administrative expenses	8,693	—	—	—	—	8,693
Other operating income, net	(87)	—	(873)	51	—	(909)
	6,491	—	406,114	86,194	—	498,799
Income from investment in subsidiaries	54,789	—	—	—	(54,789)	—

Income from operations	48,298	—	38,872	16,167	(54,789)	48,548
Interest expense	(9,850)	(7,688)	—	(170)	7,593	(10,115)
Interest income	13,898	7,593	—	15	(7,593)	13,913
	4,048	(95)	—	(155)	—	3,798
Net income (loss)	$52,346	$(95)	$38,872	$16,012	$(54,789)	$52,346

Condensed Consolidating Statements of Income

Three Months Ended September 30, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$—	$451,092	$99,106	$—	$550,198
Cost of sales	(995)	—	368,282	78,527	—	445,814
Depreciation, depletion and amortization	—	—	28,664	11,092	—	39,756
Amortization of acquired sales contracts, net	—	—	10,038	—	—	10,038
Selling, general and administrative expenses	8,172	—	—	—	—	8,172
Other operating income, net	(47)	—	(782)	(264)	—	(1,093)
	7,130	—	406,202	89,355	—	502,687
Income from investment in subsidiaries	46,881				(46,881)	—

Income from operations	39,751	—	44,890	9,751	(46,881)	47,511
Interest expense	(14,779)	(14,132)	—	(199)	13,218	(15,892)
Interest income	13,585	13,218	100	29	(13,218)	13,714
	(1,194)	(914)	100	(170)	—	(2,178)
Other nonoperating expense
Net loss resulting from early extinguishment of debt	—	(6,776)	—	—	—	(6,776)
Net income (loss)	$38,557	$(7,690)	$44,990	$9,581	$(46,881)	$38,557

Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$—	$1,355,328	$292,056	$—	$1,647,384
Cost of sales	(2,331)	—	1,111,216	210,826	—	1,319,711
Depreciation, depletion and amortization	—	—	86,296	32,335	—	118,631
Amortization of acquired sales contracts, net	—	—	15,349	—	—	15,349
Selling, general and administrative expenses	26,328	—	—	—	—	26,328
Other operating income, net	(1,455)	—	(2,635)	(554)	—	(4,644)
	22,542	—	1,210,226	242,607	—	1,475,375
Income from investment in subsidiaries	193,823	—	—	—	(193,823)	—

Income from operations	171,281	—	145,102	49,449	(193,823)	172,009
Interest expense	(30,288)	(23,063)	—	(494)	22,781	(31,064)
Interest income	39,987	22,781	—	48	(22,781)	40,035
	9,699	(282)	—	(446)	—	8,971

Net income (loss)	$180,980	$(282)	$145,102	$49,003	$(193,823)	$180,980

Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$—	$1,216,688	$287,835	$—	$1,504,523
Cost of sales	(2,116)	—	1,018,475	226,098	(2,564)	1,239,893
Depreciation, depletion and amortization	—	—	87,358	36,525	—	123,883
Amortization of acquired sales contracts, net	—	—	26,005	—	—	26,005
Selling, general and administrative expenses	27,421	—	—	—	—	27,421
Other operating income, net	(412)	—	(2,314)	(3,435)	2,564	(3,597)
	24,893	—	1,129,524	259,188	—	1,413,605
Income from investment in subsidiaries	107,456	—	—	—	(107,456)	—

Income from operations	82,563	—	87,164	28,647	(107,456)	90,918
Interest expense	(49,030)	(46,592)	—	(625)	45,281	(50,966)
Interest income	39,375	45,281	287	70	(45,281)	39,732
	(9,655)	(1,311)	287	(555)	—	(11,234)
Other nonoperating expense
Net loss resulting from early retirement of debt	—	(6,776)	—	—	—	(6,776)
Net income (loss)	$72,908	$(8,087)	$87,451	$28,092	$(107,456)	$72,908

Condensed Consolidating Balance Sheets

September 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$—	$—	$100,073	$66	$—	$100,139
Receivables	1,538	—	967	980	—	3,485
Receivable from Arch Coal	465,646	—	—	—	—	465,646
Intercompanies	(448,513)	7,594	323,718	117,201	—	—
Inventories	—	—	116,591	56,176	—	172,767
Other	3,450	1,019	6,170	5,949	—	16,588
Total current assets	22,121	8,613	547,519	180,372	—	758,625
Property, plant and equipment, net	—	—	1,186,750	258,324	(15)	1,445,059
Investment in subsidiaries	2,990,755	—	—	—	(2,990,755)	—
Receivable from Arch Coal	1,118,520	—	—	21,564	—	1,140,084
Intercompanies	(1,862,475)	455,386	1,177,272	229,817	—	—
Other	1,236	756	7,117	4,236	—	13,345
Total other assets	2,248,036	456,142	1,184,389	255,617	(2,990,755)	1,153,429
Total assets	$2,270,157	$464,755	$2,918,658	$694,313	$(2,990,770)	$3,357,113

Accounts payable	$15,848	$—	$76,673	$15,453	$—	$107,974
Accrued expenses	2,823	7,594	125,166	10,198	—	145,781
Total current liabilities	18,671	7,594	201,839	25,651	—	253,755
Long-term debt	—	451,133	—	—	—	451,133
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	296,685	11,641	—	308,326
Accrued postretirement benefits other than pension	4,013	—	10,596	8,693	—	23,302
Accrued pension benefits	(5,982)	—	5,548	10,101	—	9,667
Accrued workers’ compensation	209	—	2,376	4,120	—	6,705
Other noncurrent liabilities	2,068	—	50,912	82	—	53,062
Total liabilities	243,979	458,727	567,956	60,288	—	1,330,950
Redeemable membership interest	11,261	—	—	—	—	11,261
Non-redeemable membership interest	2,014,917	6,028	2,350,702	634,025	(2,990,770)	2,014,902
Total liabilities and membership interests	$2,270,157	$464,755	$2,918,658	$694,313	$(2,990,770)	$3,357,113

Condensed Consolidating Balance Sheets

December 31, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Cash and cash equivalents	$1,613	$—	$78,070	$134	$—	$79,817
Receivables	1,033	—	663	319	—	2,015
Receivable from Arch Coal	582,384	—	—	—	—	582,384
Intercompanies	(519,808)	15,188	341,981	162,639	—	—
Inventories	—	—	104,394	46,025	—	150,419
Other	10,096	1,015	4,129	6,195	—	21,435
Total current assets	75,318	16,203	529,237	215,312	—	836,070
Property, plant and equipment, net	—	—	1,223,493	265,350	—	1,488,843
Investment in subsidiaries	2,789,637	—	—	—	(2,789,637)	—
Receivable from Arch Coal	888,306	—	—	22,491	—	910,797
Intercompanies	(1,609,147)	455,401	1,023,119	130,627	—	—
Other	1,402	1,511	3,802	4,205	—	10,920
Total other assets	2,070,198	456,912	1,026,921	157,323	(2,789,637)	921,717
Total assets	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Accounts payable	$2,604	$—	$102,290	$16,776	$—	$121,670
Accrued expenses and other current liabilities	5,714	15,188	122,473	9,766	—	153,141
Commercial paper	56,904	—	—	—	—	56,904
Total current liabilities	65,222	15,188	224,763	26,542	—	331,715
Long-term debt	—	451,618	—	—	—	451,618
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	290,473	10,882	—	301,355
Accrued postretirement benefits other than pension	3,629	—	11,571	8,309	—	23,509
Accrued pension benefits	3,342	—	11,962	8,600	—	23,904
Accrued workers’ compensation	(94)	—	2,042	4,154	—	6,102
Other noncurrent liabilities	1,903	—	34,930	80	—	36,913
Total liabilities	299,002	466,806	575,741	58,567	—	1,400,116
Redeemable membership interest	10,444	—	—	—	—	10,444
Non-redeemable membership interest	1,836,070	6,309	2,203,910	579,418	(2,789,637)	1,836,070
Total liabilities and membership interests	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(in thousands)

Cash provided by (used in) operating activities	$(13,266)	$(7,593)	$226,199	$78,522	$283,862
Investing Activities
Capital expenditures	—	—	(49,503)	(25,620)	(75,123)
Change in receivable from Arch Coal	(128,576)	—	—	927	(127,649)
Proceeds from dispositions of property, plant and equipment	—	—	69	55	124
Additions to prepaid royalties	—	—	(3,772)	(200)	(3,972)
Cash used in investing activities	(128,576)	—	(53,206)	(24,838)	(206,620)
Financing Activities
Net repayments on commercial paper	(56,904)	—	—	—	(56,904)
Debt financing costs	—	(16)	—	—	(16)
Transactions with affiliates, net	197,133	7,609	(150,990)	(53,752)	—
Cash provided by (used in) financing activities	140,229	7,593	(150,990)	(53,752)	(56,920)
Increase (decrease) in cash and cash equivalents	(1,613)	—	22,003	(68)	20,322
Cash and cash equivalents, beginning of period	1,613	—	78,070	134	79,817
Cash and cash equivalents, end of period	$—	$—	$100,073	$66	$100,139

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

(unaudited)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(in thousands)

Cash provided by (used in) operating activities	$(30,882)	(25,220)	$310,083	$69,179	$323,160
Investing Activities
Capital expenditures	—	—	(49,664)	(17,164)	(66,828)
Change in receivable from Arch Coal, Inc	60,905	—	—	14,478	75,383
Proceeds from dispositions of property, plant and equipment	—	—	45	29	74
Additions to prepaid royalties	—	—	(2,509)	(326)	(2,835)
Cash provided by (used in) investing activities	60,905	—	(52,128)	(2,983)	5,794
Financing Activities
Payments to retire debt	—	(505,627)	—	—	(505,627)
Loan from Arch Coal, Inc	225,000	—	—	—	225,000
Net proceeds from commercial paper	6,264	—	—	—	6,264
Debt financing costs	(375)	(15)	—	—	(390)
Contribution from non-redeemable membership interest	891	—	—	—	891
Transactions with affiliates, net	(266,748)	530,862	(197,956)	(66,158)	—
Cash provided by (used in) financing activities	(34,968)	25,220	(197,956)	(66,158)	(273,862)
Increase (decrease) in cash and cash equivalents	(4,945)	—	59,999	38	55,092
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819
Cash and cash equivalents, end of period	$1,769	$—	$60,060	$82	$61,911

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

Growth in global coal demand combined with coal supply constraints in many traditional coal exporting countries benefited coal pricing in the first nine months of 2011.  U.S. steam coal is migrating offshore to meet the continuing growth in global coal demand to fuel electricity generation.  In response to the global steam coal demand, we have expanded our seaborne sales.  Both of our operating segments are participating in the expansion of seaborne shipments, from ports on the West Coast as well through the Gulf of Mexico. We have provided additional information about the performance of our operating segments under the heading “Operating segment results”.

U.S. coal consumption has declined in 2011 due to strong contributions from other fuel sources, including higher hydroelectric power in the western U.S.  U.S. coal production in the first nine months of 2011 remained essentially flat versus the same period a year ago, according to MSHA data and company estimates.  U.S. stockpile levels have declined approximately 30% from peak levels reached in November 2009.  We estimate nationwide stockpiles reflected 55 days of supply at September 30, 2011, in line with the five-year average. We believe, however, that PRB-served power plant stockpiles were at below-normal levels, partly due to shipment disruptions in the region. Flooding of the Missouri and Mississippi rivers disrupted shipments in the Powder River Basin during the second and third quarters of 2011, resulting in a loss of shipments from our PRB operations.

On November 3, 2011, we announced that we would be scaling back production at our Dugout Canyon mine in Utah in response to weakness in demand for coal from that region.  We plan to suspend longwall operations at the end of the current panel in the first half of 2012.  The next potential longwall panel at Dugout Canyon has been developed and future decisions about production will be based on market conditions for Western Bituminous coal.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Summary. Our results improved during the third quarter of 2011 when compared to the third quarter of 2010 primarily due to lower financing-related costs.  The benefit from improved pricing conditions was offset by lower sales volumes.

Revenues.  The following table summarizes information about coal sales for the three months ended September 30, 2011 and compares it with the information for the three months ended September 30, 2010:

	Three Months Ended September 30		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Revenues	$547,347	$550,198	$(2,851)	(0.5)%
Tons Sold	32,277	38,785	(6,508)	(16.8)%
Coal sales realization per ton sold	$16.96	$14.19	$2.77	19.5%

Coal sales decreased slightly in the third quarter of 2011 from the third quarter of 2010, as higher pricing in both regions was offset by lower sales volumes in the Powder River Basin. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended September 30, 2011 and compares them with the information for the three months ended September 30, 2010:

	Three Months Ended September 30		Increase (Decrease) in Net Income
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Cost of sales	$448,681	$445,814	$(2,867)	(0.6)%
Depreciation, depletion and amortization	38,532	39,756	1,224	3.1
Sales contract amortization	3,802	10,038	6,236	62.1
Selling, general and administrative	8,693	8,172	(521)	(6.4)
Other operating income, net	(909)	(1,093)	(184)	16.8
	$498,799	$502,687	$3,888	0.8%

Cost of coal sales. Our cost of coal sales was flat in 2011 when compared with 2010 as the impact of lower sales volumes was offset by an increase in sales-sensitive and transportation costs, as a result of an increase in export shipments. We have provided more information about our operating segments’ performance and profitability under the heading “Operating segment results”.

Depreciation, depletion and amortization. When compared with 2010, depreciation, depletion and amortization costs in 2011 decreased slightly from the impact of lower production and sales volumes on assets amortized or depleted on the basis of tons produced.

Amortization of acquired sales contracts, net. Arch Coal acquired both above- and below-market sales contracts with a net fair value of $58.4 million with the Jacobs Ranch mining operation. The sales contracts were not contributed to us; however, the amortization of these acquired sales contracts is reflected in our results. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. The net remaining balance of acquired sales contracts to be amortized (including Jacob’s Ranch contracts on Arch Coal’s books) was $9.3 million at September 30, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

Operating segment results.  The following table shows results by operating segment for the three months ended September 30, 2011 and compares it with information for the three months ended September 30, 2010:

	Three Months Ended September 30		Increase (Decrease)
	2011	2010	Amount	%
Powder River Basin
Tons sold (in thousands)	28,044	34,762	(6,718)	(19.3)%
Coal sales realization per ton sold (1)	$13.44	$11.79	$1.65	14.0%
Operating margin per ton sold (2)	$1.08	$1.12	$(0.04)	(3.6)%

Western Bituminous
Tons sold (in thousands)	4,233	4,024	209	5.2%
Coal sales realization per ton sold (1)	$32.50	$30.66	$1.84	6.0%
Operating margin per ton sold (2)	$6.08	$3.70	$2.38	64.3%

(1)

Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the three months ended September 30, 2011, transportation costs per ton were $0.06 for the Powder River Basin and $3.79 for the Western Bituminous region. For the three months ended September 30, 2010, transportation costs per ton were $0.07 for the Powder River Basin and $0.15 for the Western Bituminous region.

(2)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — The slightly lower operating margin per ton sold in the Powder River Basin 2011 when compared with 2010 is the result of lower sales volumes and the resulting increase in per-ton production costs, partially offset by the impact of higher average coal sales realizations.  The lower sales volumes were primarily the result of the shipment disruptions from flooding in the Midwest, but the third quarter of 2010 was also a record production quarter for us in the PRB.  Higher per-ton costs were also impacted by higher diesel prices and sales-sensitive costs.

Western Bituminous — The improvement in per-ton operating margins in 2011 reflects higher sales volumes and improved pricing resulting from increased export shipments from our Colorado operations.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which also contributed to the improved results in 2011.

Interest expense.     Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on commercial paper, and interest on the $225.0 million loan from Arch Coal. The decrease in the third quarter of 2011, when compared with 2010, is the result of the retirement of $500.0 million aggregate principal amount of the outstanding 6.75% senior notes in September 2010.  The redemption was funded by a loan from Arch Coal of $225 million and a repayment of a portion of the balance receivable from Arch Coal.

Interest income.     Interest income primarily reflects the interest on the receivable balance from Arch Coal, which earns interest at the prime interest rate.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Summary. Our improved results during the first nine months of 2011 when compared to the first nine months of 2010 were due primarily to higher average sales realizations.

Revenues.  The following table summarizes information about coal sales for the nine months ended September 30, 2011 and compares it with the information for the nine months ended September 30, 2010:

	Nine Months Ended September 30		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Revenues	$1,647,384	$1,504,523	$142,861	9.5%
Tons Sold	96,587	106,516	(9,929)	(9.3)%
Coal sales realization per ton sold	$17.06	$14.12	$2.94	20.8%

Coal sales increased in the first nine months of 2011 from the first nine months of 2010, due to higher pricing in both regions, partially offset by lower sales volumes in the Powder River Basin.  We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the nine months ended September 30, 2011 and compares them with the information for the nine months ended September 30, 2010:

	Nine Months Ended September 30		Increase (Decrease) in Net Income
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Cost of sales	$1,319,711	$1,239,893	$(79,818)	(6.4)%
Depreciation, depletion and amortization	118,631	123,883	5,252	4.2
Sales contract amortization	15,349	26,005	10,656	41.0
Selling, general and administrative	26,328	27,421	1,093	4.0
Other operating income, net	(4,644)	(3,597)	1,047	(29.1)
	$1,475,375	$1,413,605	$(61,770)	(4.4)%

Cost of coal sales. Our cost of coal sales increased in 2011 from 2010 primarily due to an increase in sales-sensitive costs and an increase in transportation costs, as a result of an increase in export shipments. We have provided more information about our operating segments’ performance and profitability under the heading “Operating segment results”.

Depreciation, depletion and amortization. When compared with 2010, lower depreciation, depletion and amortization costs in 2011 resulted primarily from the impact of lower production and sales volumes on assets amortized or depleted on the basis of tons produced.

Amortization of acquired sales contracts, net. Arch Coal acquired both above- and below-market sales contracts with a net fair value of $58.4 million with the Jacobs Ranch mining operation. The sales contracts were not contributed to us; however, the amortization of these acquired sales contracts is reflected in our results. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. The net remaining balance of acquired sales contracts to be amortized (including Jacob’s Ranch contracts on Arch Coal’s books) was $9.3 million at September 30, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

Operating segment results.  The following table shows results by operating segment for the nine months ended September 30, 2011 and compares it with information for the nine months ended September 30, 2010:

	Nine Months Ended September 30		Increase (Decrease)
	2011	2010	Amount	%
Powder River Basin
Tons sold (in thousands)	83,446	94,370	(10,924)	(11.6)%
Coal sales realization per ton sold (1)	$13.44	$11.59	$1.85	16.0%
Operating margin per ton sold (2)	$1.15	$0.76	$0.39	51.3%

Western Bituminous
Tons sold (in thousands)	13,141	12,146	995	8.2%
Coal sales realization per ton sold (1)	$32.36	$29.90	$2.46	8.2%
Operating margin per ton sold (2)	$7.28	$3.13	$4.15	132.6%

(3)

Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the nine months ended September 30, 2011, transportation costs per ton were $0.15 for the Powder River Basin and $3.54 for the Western Bituminous region. For the nine months ended September 30, 2010, transportation costs per ton were $0.07 for the Powder River Basin and $0.15 for the Western Bituminous region.

(4)	Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — The operating margin per ton sold in the Powder River Basin was higher in 2011 than in 2010 due to higher average coal sales realizations, reflecting the improved coal markets. Lower sales volumes in the Powder River Basin in 2011 when compared with 2010 were primarily the result of our market-driven sales commitment approach in the Powder River Basin and the shipment disruptions from flooding in the Midwest in the second and third quarters of 2011.  Lower production volumes contributed to higher per-ton costs, which along with and higher per-ton production and sales-sensitive costs partially offset the benefit from the higher realizations.  Higher per-ton production costs were the result of higher labor, maintenance and diesel costs.

Western Bituminous — Improved per-ton operating margin reflects higher sales volumes and improved pricing resulting from increased export shipments for coal from our Colorado operations.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which also contributed to the improved results during the first nine months of 2011, when compared with the first nine months of 2010, when two outages affected production at the Dugout Canyon mine.

Interest expense.       Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on commercial paper, and interest on the $225.0 million loan from Arch Coal. The decrease in 2011, when compared with 2010, is the result of the retirement of $500.0 million aggregate principal amount of the outstanding 6.75% senior notes in September 2010.  The redemption was funded by a loan from Arch Coal of $225 million and a repayment of a portion of the balance receivable from Arch Coal.

Interest income.       Interest income primarily reflects the interest on the receivable balance from Arch Coal, which earns interest at the prime interest rate.

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

On June 14, 2011, we terminated our commercial paper placement program and the supporting credit facility.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30
	2011	2010
	(in thousands)
Cash provided by (used in):
Operating activities	$283,862	$323,160
Investing activities	(206,620)	5,794
Financing activities	(56,920)	(273,862)

Cash provided by operating activities decreased in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of an increased investment in working capital, primarily coal inventories, and a decrease in accounts payable in 2011.

Our investing activities consist primarily of capital spending and activity under the intercompany note receivable from Arch Coal. Cash used in investing activities of $206.6 million for the nine months ended September 30, 2011 was lower when compared to cash provided by investing activities of $5.8 million for the nine months ended September 30, 2010, primarily due to the amounts repaid on the intercompany note by Arch Coal in 2010 related to the redemption of our 6.75% Notes.

We used $56.9 million of cash in financing activities during the first nine months of 2011, compared to $273.9 million during the first nine months of 2010.  In 2010, Arch Coal made a loan to us in the amount of $225.0 million, which proceeds, along with the repayment of the intercompany note mentioned above, were used to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%.

Critical Accounting Policies

For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011.

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

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 55 to 60 million gallons of diesel in our operations in 2012. Arch Coal enters into heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The cash settlements related to these swaps and options are allocated to us through the Arch Coal intercompany account.

We are exposed to market risk associated with fluctuating interest rates on the notes payable to Arch Coal. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $1.6 million, based on borrowing levels at September 30, 2011.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act passed in 2010, each operator of a coal or other mine is required to include certain mine safety results in its periodic reports filed with the Securities and Exchange Commission. The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Below we present the following items regarding certain mine safety and health matters, broken down by mining complex owned and operated by Arch Western or our subsidiaries, for the three-month period ended September 30, 2011:

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

•	Section 107(a) Orders: Total number of imminent danger orders issued under section 107(a) of the Mine Act; and
•	Total Dollar Value of Proposed MSHA Assessments: Total dollar value of proposed assessments from MSHA under the Mine Act.

Mining complex(1)	Section 104 Citations	Section 104(b) Orders	Section 104(d) Citations/Orders	Section 107(a) Orders	Total Dollar Value of Proposed MSHA Assessments (in thousands)(2)

Power River Basin:
Black Thunder	—	—	—	—	—
Coal Creek	—	—	—	—	—
Western Bituminous:
Arch of Wyoming	1	—	—	—	0.2
Dugout Canyon	4	—	—	1	17.2
Skyline	4	—	—	—	0.1
Sufco	4	—	—	—	—
West Elk	11	—	—	—	29.7

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

(2)                                  Amounts included under the heading “Total Dollar Value of Proposed MSHA Assessments” are the total dollar amounts for proposed assessments received from MSHA on or before October 24, 2011, for citations and orders occurring during the three-month period ended September 30, 2011.

For the three-month period ended September 30, 2011, none of our mining complexes received written notice from MSHA of (i) a flagrant violation under section 110(b)(2) of the Mine Act; (ii) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act; or (iii) the potential to have such a pattern.  For the three-month period ended September 30, 2011, none of our mining complexes experienced a mining-related fatality.

As of September 30, 2011, we had a total of 55 matters pending before the Federal Mine Safety and Health Review Commission.  This includes legal actions that were initiated prior to the three-month period ended September 30, 2011 and which do not necessarily relate to the citations, orders or proposed assessments issued by MSHA during such three-month period.

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

Item 6.            Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.
31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.
32.1	Section 1350 Certification of Paul A. Lang.
32.2	Section 1350 Certification of John T. Drexler.
101	Interactive Data File.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC

By:
John T. Drexler
Vice President

November 14, 2011