Form 10-K
period 2011-12-31
ARCH WESTERN RESOURCES LLC
filed 2012-03-30
CIK 1255895

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report
Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

At March 28, 2012, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

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

PART I

ITEM 1.                        BUSINESS.

Introduction

We are a subsidiary of Arch Coal, Inc., one of the world’s largest coal producers.  For the year ended December 31, 2011, we sold approximately 131.9 million tons of coal, representing roughly 12% of the U.S. coal supply.  We sell substantially all of our coal to power plants and industrial facilities.  At December 31, 2011, we operated seven active mines located in two of the three major low-sulfur coal-producing regions of the United States.

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

All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 93.6% consist of compliance coal, while an additional 3.2% could be sold as low-sulfur coal. The balance is classified as high-sulfur coal. Higher sulfur coal can be burned in plants equipped with sulfur-dioxide emission reduction technology, such as scrubbers, and in facilities that blend compliance and noncompliance coal.

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

The Coal Industry

Global Coal Supply and Demand.  Recovery from the 2008 upheaval in the global financial markets remained uneven in 2011 with future prospects uncertain because of ongoing sovereign debt problems, mostly centered in the European Union. Economic growth rates were also uneven with emerging economies continuing to show relative strength, while advanced economies generally experienced only modest growth. International coal demand continued to show strength through the year; however, there were some signs of weakness toward the end of the year. The United States exported an estimated 107 million tons in 2011, based on Energy Information Administration data, the highest level since 1991.

Coal is traded globally and can be transported to demand centers by ship, rail, barge, and truck. Total hard coal production in 2010 increased 6.8% over 2009 to 6.2 billion tonnes, while global production of brown coal was relatively flat at 1.04 billion tonnes in 2010, according to the International Energy Agency (IEA). China remains the largest producer of coal in the world, producing over 3.16 billion tonnes in 2010, according to the IEA. The United States and India follow China with hard coal production of approximately 932 million tonnes and 538 million tonnes, respectively, in 2010. Despite being the largest producer of hard coal globally, China surpassed Japan in 2011 as the largest importer of coal with imports of more than 180 million tonnes. Japan imported 175 million tonnes, followed by South Korea with 125 tonnes. Total global cross-border hard coal trade rose in 2011 to over 1.2 billion tons.

Global coal demand grew by more than 11% in 2010. Power generation remains the main driver of global coal demand as projected in all of the IEA’s World Energy Outlook scenarios. China and India account for over 67% of the projected demand increase in the IEA’s New and Current Policies scenarios.

Among the nations principally supplying coal to the global power markets are Australia, historically the world’s largest coal exporter with exports of approximately 300 million tonnes in 2010, as well as Indonesia, Russia, United States, Colombia, and South Africa. Indonesia, in particular, has seen substantial growth in its coal exports in the last few years; however, its growing domestic energy demand may result in a decrease in exports as it moves toward greater self-sufficiency. Total United States exports continued to grow in 2011 as discussed below, up approximately 30% over 2010 as global economic conditions improved and pressure remained on global coal supply networks. We expect continued improvements in the demand for U.S. coal exports as economic growth continues, especially in the Asia-Pacific region, and as traditional supply movements adjust to meet the Asia-Pacific region’s demands.

U.S. Coal Consumption.  In the United States, coal is used primarily by power plants to generate electricity, by steel companies to produce coke for use in blast furnaces and by a variety of industrial users to heat and power foundries, cement plants, paper mills, chemical plants and other manufacturing or processing facilities. Coal consumption in the United States increased from 398.1 million tons in 1960 to approximately 1.0 billion tons in 2011, according to the Energy Information Administration’s (EIA) Short Term Energy Outlook. Although full-year data for 2011 is not yet available, coal consumption has improved over what was lost during the global downturn that affected U.S. coal consumption in 2009. In 2010, coal consumption in the United States improved through stronger electricity demand driven by both a recovering economy and favorable weather.

The following chart shows historical and projected demand trends for U.S. coal by consuming sector for the periods indicated, according to the EIA:

	Actual	Estimated	Forecast			Annual Growth
Sector	2006	2011	2012	2020	2035	2009-2035
	(Tons, in millions)
Electric power	1,027	945	925	989	1,119	0.7%
Other industrial	59	49	48	49	47	0.1%
Coke plants	23	24	24	22	18	0.6%
Residential/commercial	3	3	4	3	3	-0.2%
Coal-to-liquids	—	—	—	13	128	n/a
Total U.S. coal consumption	1,112	1,020	1,002	1,076	1,315	1.1%

Source:	EIA Annual Energy Outlook 2011 EIA Short Term Energy Outlook (January 2012) EIA Monthly Energy Review (December 2011)

According to the EIA, coal accounted for approximately 42% of U.S. electricity generation from January through November 2011, and based on a projected 25% growth in electricity demand, coal consumption by the electric industry is expected to grow about 18% by 2035, reaching 1.1 billion tons. These amounts assume no future federal or state carbon emissions legislation is enacted and do not take into account subsequent market conditions. Historically, coal has been considerably less expensive than natural gas or oil.

The following chart shows the breakdown of U.S. electricity generation by energy source for January through November 2011, according to the EIA:

Source: EIA Electric Power Monthly (January 2012).

The average spot price for West Texas Intermediate oil in the United States averaged $94.86/barrel in 2011, and, according to the EIA, will increase to $100.25/barrel in 2012. Historically, volatile oil prices and global energy security concerns have increased interest in converting coal into liquid fuel, a process known as liquefaction. Liquid fuel produced from coal can be further refined to produce transportation fuels, such as low-sulfur diesel fuel, gasoline and other oil products, such as plastics and solvents. Currently, there are only a limited number of projects moving forward at this time.

U.S. Coal Production.  The United States is the second largest coal producer in the world, exceeded only by China. According to the EIA, there is over 200 billion tons of recoverable coal in the United States. The U.S. Department of Energy estimates that current domestic recoverable coal reserves could supply enough electricity to satisfy domestic demand for approximately 200 years. Annual coal production in the United States has increased from 434 million tons in 1960 to approximately 1.1 billion tons in 2011.

Coal is mined from coal fields throughout the United States, with the major production centers located in the western United States, the Appalachian region and the Illinois Basin.

Major regions in the West include the Powder River Basin and the Western Bituminous region. According to the EIA, coal produced in the western United States increased from 408 million tons in 1994 to an estimated 638 million tons in 2011, as competitive mining costs and regulations limiting sulfur- dioxide emissions have continued to increase demand for low-sulfur coal over this period. The Powder River Basin is located in northeastern Wyoming and southeastern Montana. Coal from this region is sub-bituminous coal with low sulfur content ranging from 0.2% to 0.9% and heating values ranging from 8,000 to 9,500 Btu. The price of Powder River Basin coal is generally less than that of coal produced in other regions because Powder River Basin coal exists in greater abundance and is easier to mine and, thus, has a lower cost of production. In addition, Powder River Basin coal is generally lower in heat value, which requires some electric power generation facilities to blend it with higher Btu coal or retrofit some existing coal plants to accommodate lower Btu coal. The Western Bituminous region includes Colorado, Utah and southern Wyoming. Coal from this region typically has low sulfur content ranging from 0.4% to 0.8% and heating values ranging from 10,000 to 12,200 Btu.

U.S. Coal Exports and Imports.  U.S exports increased substantially in 2011 compared to 2010, supported by recovering global economies and continued growth in Chinese and Indian steel markets in particular. According to the EIA, exports of U.S. coal grew from 81 million tons in 2010 to 107 million tons in 2011. This is a trend we expect to continue as demand for U.S. coal grows in the seaborne market. Interest in access to the coal markets overseas has fueled considerable growth in developing new port capacity in the United States.

Historically, coal imported from abroad has represented a relatively small share of total U.S. coal consumption, and this remained the case in 2011. Imports did reach close to 36 million tons in 2007, but have fallen since then. According to the EIA, coal imports declined from 19 million tons in 2010 to 14 million in 2011. The decline is mostly attributed to more competitive pricing for domestic coal and stronger demand from non-U.S. markets for seaborne coal. Coal is imported into the United States primarily from Colombia, Indonesia and Venezuela. Imported coal generally serves coastal states along the Gulf of Mexico, such as Alabama and Florida, and states along the eastern seaboard. We expect imports into the United States to continue to decrease in the near-term as more and more global coal will likely be directed to Asia.

Coal Mining Methods

The geological characteristics of our coal reserves largely determine the coal mining method we employ. We use two primary methods of mining coal: surface mining and underground mining.

Surface Mining.  We use surface mining when coal is found close to the surface. We have included the identity and location of our surface mining operations below under “Our Mining Operations — General.” In 2011, approximately 87% of the coal that we produced came from surface mining operations.

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

The following diagram illustrates a typical dragline surface mining operation:

Underground Mining.  We use underground mining methods when coal is located deep beneath the surface. We have included the identity and location of our underground mining operations in the table “Our Mining Operations — General.” In 2011, approximately 13% of the coal that we produced came from underground mining operations.

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

OUR MINING OPERATIONS

General

At December 31, 2011, we operated seven active mines at seven mining complexes located in the United States. We have two reportable business segments, which are based on the low-sulfur coal producing regions in the United States in which we operate — the Powder River Basin and the Western Bituminous region. These geographically distinct areas are characterized by geology, coal transportation routes to consumers, regulatory environments and coal quality. These regional similarities have caused market and contract pricing environments to develop by coal region and form the basis for the segmentation of our operations. We incorporate by reference the information about the operating results of each of our segments for the years ended December 31, 2011, 2010 and 2009 contained in Note 15 — Segment Information to our consolidated financial statements beginning on page F-17.

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

The following map shows the locations of our mining operations:

The following table provides a summary of information regarding our active mining complexes at December 31, 2011, the total sales associated with these complexes for the years ended December 31, 2009, 2010 and 2011 and the total reserves associated with these complexes at December 31, 2011. The amount disclosed below for the total cost of property, plant and equipment of each mining complex does not include the costs of the coal reserves that we have assigned to an individual complex. The information included below in the following table describes in more detail our mining operations, the coal mining methods used, certain characteristics of our coal and the method by which we transport coal from our mining operations to our customers or other third parties.

							Total Cost
							of Property,
							Plant and
							Equipment
		Mining			Tons Sold		at December 31,	Assigned
Mining Complex	Mines	Equipment	Railroad	2009	2010	2011	2011	Reserves
					(Million tons)		($ in millions)	(Million tons)
Powder River Basin:
Black Thunder	S	D, S	UP/BN	81.2	116.2	104.9	$1,147.4	1,298.0
Coal Creek	S	D, S	UP/BN	9.8	11.4	10.0	155.5	176.2
Western Bituminous:
Arch of Wyoming	S	L	UP	0.1	0.1	0.1	22.7	—
Dugout Canyon	U	LW, CM	UP	3.2	2.3	2.2	140.5	15.0
Skyline	U	LW, CM	UP	2.8	2.9	2.9	189.3	15.2
Sufco	U	LW, CM	UP	6.6	6.1	6.1	232.1	48.6
West Elk	U	LW, CM	UP	4.0	4.8	5.7	480.0	88.3
Totals				107.7	143.8	131.9	$2,367.5	1,641.3

S = Surface mine	D = Dragline	UP = Union Pacific Railroad
U = Underground mine	L = Loader/truck	BN = Burlington Northern Santa Fe Railway
S = Shovel/truck
LW = Longwall
CM = Continuous miner

Powder River Basin

Black Thunder.  Black Thunder is a surface mining complex located on approximately 34,500 acres in Campbell County, Wyoming. The Black Thunder complex extracts steam coal from the Upper Wyodak and Main Wyodak seams.

We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 1.3 billion tons of proven and probable reserves at December 31, 2011. The air quality permit for the Black Thunder mine allows for the mining of coal at a rate of 190 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2021 before annual output starts to significantly decline, although in practice production would drop in phases extending the ultimate mine life. Several large tracts of coal adjacent to the Black Thunder mining complex have been nominated for lease, and other potential large areas of unleased coal remain available for nomination by us or other mining operations. The U.S. Department of Interior Bureau of Land Management, which we refer to as the BLM, will determine if the tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

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

We control a significant portion of the coal reserves through federal and state leases. The Coal Creek mining complex had approximately 176.2 million tons of proven and probable reserves at December 31, 2011. The air quality permit for the Coal Creek mine allows for the mining of coal at a rate of 50 million tons per year. Without the addition of more coal reserves, the current reserves could sustain current production levels until 2025 before annual output starts to significantly decline. One tract of coal adjacent to the Coal Creek mining complex has been nominated for lease, and other potential areas of unleased coal remain available for nomination by us or other mining operations. The BLM will determine if these tracts will be leased and, if so, the final boundaries of, and the coal tonnage for, these tracts.

The Coal Creek complex currently consists of two active pit areas and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern-Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.

Western Bituminous

Arch of Wyoming.  Arch of Wyoming is a surface mining complex located in Carbon County, Wyoming. The complex currently consists of one active surface mine and four inactive mines located on approximately 55,100 acres that are in the final process of reclamation and bond release. The Arch of Wyoming mining complex extracts coal from the Johnson seam.

We control a significant portion of the coal reserves associated with this complex through federal, state and private leases. We currently do not have any tons assigned to the Arch of Wyoming mining operations. The air quality permit for the active Arch of Wyoming mining operation allows for the mining of coal at a rate of 2.5 million tons per year.

Dugout Canyon.  Dugout Canyon mine is an underground mining complex located on approximately 18,600 acres in Carbon County, Utah. The Dugout Canyon mining complex has extracted steam coal from the Rock Canyon and Gilson seams.

We control a significant portion of the coal reserves through federal and state leases. The Dugout Canyon mining complex had approximately 15.0 million tons of proven and probable reserves at December 31, 2011. The coal seam currently being mined could sustain current production levels until approximately 2014, at which point we will need to transition to another coal seam to continue mining. We currently plan on idling longwall operations at the end of the current panel during the first quarter of 2012.

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

Skyline.  Skyline is an underground mining complex located on approximately 13,200 acres in Carbon and Emery Counties, Utah. The Skyline mining complex extracts steam coal from the Lower O’Conner A seam.

We control a significant portion of the coal reserves through federal leases and smaller portions through county and private leases. The Skyline mining complex had approximately 15.2 million tons of proven and probable reserves at December 31, 2011. The reserve area currently being mined could sustain current production levels through mid-2012, at which point we plan to transition to a new reserve area in order to continue mining.

The Skyline complex currently consists of a longwall, two continuous miner section and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad or by highway trucks. We process a portion of the coal mined at this complex at a nearby preparation plant. The loadout facility can load a 12,000-ton train in less than four hours.

Sufco.  Sufco is an underground mining complex located on approximately 25,700 acres in Sevier County, Utah. The Sufco mining complex extracts steam coal from the Upper Hiawatha seam.

We control a significant portion of the coal reserves through federal and state leases. The Sufco mining complex had approximately 48.6 million tons of proven and probable reserves at December 31, 2011. The coal seam currently being mined could sustain current production levels through 2020, at which point a new coal seam will have to be accessed in order to continue mining.

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

West Elk.  West Elk is an underground mining complex located on approximately 17,800 acres in Gunnison County, Colorado. The West Elk mining complex extracts steam coal from the E seam.

We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 88.3 million tons of proven and probable reserves at December 31, 2011. Without the addition of more coal reserves, the current reserves could sustain current production levels through 2021 before annual output starts to significantly decline.

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

Customers.  In 2011, we sold coal to domestic customers located in 31 different states. For the year ended December 31, 2011, we derived approximately 20% of our total coal revenues from sales to our three largest customers — Tennessee Valley Authority, Pacificorp and Ameren Corporation — and approximately 47% of our total coal revenues from sales to our 10 largest customers.

Long-Term Coal Supply Arrangements

As is customary in the coal industry, we enter into fixed price, fixed volume long-term supply contracts, the terms of which are more than one year, with many of our customers. Multiple year contracts usually have specific and possibly different volume and pricing arrangements for each year of the contract. Long-term contracts allow customers to secure a supply for their future needs and provide us with greater predictability of sales volume and sales prices. In 2011, we sold approximately 77% of our coal under long-term supply arrangements. The majority of our supply contracts include a fixed price for the term of the agreement or a pre-determined escalation in price for each year. Some of our long-term supply agreements may include a variable pricing system. While most of our sales contracts are for terms of one to five years, some are as short as one month and other contracts have terms up to 7 years. At December 31, 2011, the average volume-weighted remaining term of our long-term contracts was approximately 2.5 years, with remaining terms ranging from one to six years. At December 31, 2011, remaining tons under long-term supply agreements, including those subject to price re-opener or extension provisions, were approximately 230 million tons.

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

Competition

The coal industry is intensely competitive. The most important factors on which we compete are coal quality, delivered costs to the customer and reliability of supply. Our principal domestic competitors include Alpha Natural Resources, Inc., Cloud Peak Energy, CONSOL Energy Inc. and Peabody Energy Corp. Some of these coal producers are larger than we are and have greater financial resources and larger reserve bases than we do. We also compete directly with a number of smaller producers in each of the geographic regions in which we operate. As the price of domestic coal increases, we also compete with companies that produce coal from one or more foreign countries, such as Colombia, Indonesia and Venezuela.

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

In addition to the bond requirement for an active or proposed permit, the Abandoned Mine Land Fund, which was created by SMCRA, requires a fee on all coal produced. The proceeds of the fee are used to restore mines closed or abandoned prior to SMCRA’s adoption in 1977. The current fee is $0.315 per ton of coal produced from surface mines and $0.135 per ton of coal produced from underground mines. In 2011, we recorded $38.1 million of expense related to these reclamation fees.

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

The costs of these bonds have fluctuated in recent years while the market terms of surety bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In order to address some of these uncertainties, we use self-bonding to secure performance of certain obligations in Wyoming. As of December 31, 2011, we have self-bonded an aggregate of approximately $418 million and have posted an aggregate of approximately $34 million in surety bonds for reclamation purposes. In addition, we had approximately $34.5 million of surety bonds outstanding at December 31, 2011 to secure workers’ compensation, coal lease and other obligations.

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

Under the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each coal mine operator must secure payment of federal black lung benefits to claimants who are current and former employees and to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to July 1, 1973. The trust fund is funded by an excise tax on production of up to $1.10 per ton for coal mined in underground operations and up to $0.55 per ton for coal mined in surface operations. These amounts may not exceed 4.4% of the gross sales price. This excise tax does not apply to coal shipped outside the United States. In 2011, we recorded $73.9 million of expense related to this excise tax.

Clean Air Act.  The federal Clean Air Act and similar state and local laws that regulate air emissions affect coal mining directly and indirectly. Direct impacts on coal mining and processing operations include Clean Air Act permitting requirements and emissions control requirements relating to particulate matter which may include controlling fugitive dust. The Clean Air Act also indirectly affects coal mining operations by extensively regulating the emissions of fine particulate matter measuring 2.5 micrometers in diameter or smaller, sulfur dioxide, nitrogen oxides, mercury and other compounds emitted by coal-fueled power plants and industrial boilers, which are the largest end-users of our coal. Continued tightening of the already stringent regulation of emissions is likely, such as the Cross State Air Pollution Rule (CSAPR) and Mercury and Air Toxics Standard (MATS), finalized in 2011 and discussed in more detail below. Regulation of additional emissions, such as greenhouse gases, has been announced for early 2012 by the U.S. Environmental Protection Agency, which we refer to as EPA, and those regulations will apply to new coal-fueled power plants. Other greenhouse gas regulations may apply to industrial boilers (see discussion of Climate Change, below). This application could eventually reduce the demand for coal.

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

•                  Particulate Matter.  The Clean Air Act requires the EPA to set national ambient air quality standards, which we refer to as NAAQS, for certain pollutants associated with the combustion of coal, including sulfur dioxide, particulate matter, nitrogen oxides and ozone. Areas that are not in compliance with these standards, referred to as non-attainment areas, must take steps to reduce emissions levels. For example, NAAQS currently exist for particulate matter measuring 10 micrometers in diameter or smaller (PM10) and for fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM2.5). The EPA designated all or part of 225 counties in 20 states as well as the District of Columbia as non-attainment areas with respect to the PM2.5 NAAQS. Those designations have been challenged. Individual states must identify the sources of emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. Under the Clean Air Act, individual states have up to 12 years from the date of designation to secure emissions reductions from sources contributing to the problem. In addition, EPA announced, in February of 2011, that it intends to propose a revision to the PM2.5 NAAQS; although, the revision has not yet been proposed. Future regulation and enforcement of the new PM2.5 standard will affect many power plants, especially coal-fueled power plants, and all plants in non-attainment areas.

•                  Ozone.  Significant additional emission control expenditures will be required at coal-fueled power plants to meet the new NAAQS for ozone. Nitrogen oxides, which are a byproduct of coal combustion, are classified as an ozone precursor. As a result, emissions control requirements for new and expanded coal-fueled power plants and industrial boilers will continue to become more demanding in the years ahead. For example, on March 27, 2008, EPA promulgated a new 75 parts per billion (ppb) ozone primary NAAQS. On September 16, 2009, EPA announced that it will reconsider the new standard, and on January 19, 2010, EPA proposed its reconsidered NAAQS (75 Fed Reg 2938), proposing to adopt a new, more stringent primary ambient air quality standard for ozone and to change the way in which the secondary standard is calculated. However, following an announcement by the President that the new ozone standard would undergo additional review, EPA Administrator Jackson announced on September 2, 2011, that the next ozone NAAQS review will occur in 2013. If a new ozone NAAQS is promulgated, additional emission control expenditures will likely be required at coal-fueled power plants.

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

•                  Clean Air Interstate Rule.  The EPA finalized the Clean Air Interstate Rule, which we refer to as CAIR, in March 2005. CAIR calls for power plants in 28 Eastern states and the District of Columbia to reduce emission levels of sulfur dioxide and nitrous oxide pursuant to a cap and trade program similar to the system now in effect for acid deposition control and to that proposed by the Clean Skies Initiative. The stringency of the cap may require some coal-fueled power plants to install additional pollution control equipment, such as wet scrubbers, which could decrease the demand for low-sulfur coal at these plants and thereby potentially reduce market prices for low-sulfur coal. Emissions are permanently capped and cannot increase. In July 2008, in State of North Carolina v. EPA and consolidated cases, the U.S. Court of Appeals for the District of Columbia Circuit disagreed with the EPA’s reading of the Clean Air Act and vacated CAIR in its entirety. In December 2008, the U.S. Court of Appeals for the District of Columbia Circuit revised its remedy and remanded the rule to the EPA. EPA proposed a revised transport rule on August 2, 2010, (75 Fed Reg 45209) and received thousands of comments on the proposal. The rule was finalized as the Cross State Air Pollution Rule (CSAPR) on July 6, 2011, with compliance required for SO2 reductions beginning January 1, 2012 and compliance with NOx reductions required by May 1, 2012. Numerous appeals of the rule were filed and, on December 30, 2011, the Federal Court of Appeals for the District of Columbia Circuit stayed the rule. The appeal is scheduled to be heard in April of 2012. If the CSAPR is upheld, the additional controls required under the CSAPR may affect the market for coal inasmuch as multiple existing coal fired units are expected to be retired rather than having required controls installed.

•                  Mercury.  In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA’s Clean Air Mercury Rule (CAMR) and remanded it to the EPA for reconsideration. In response to the vacatur, EPA announced an EGU Mercury and Air Toxics Standard (MATS) on December 16, 2011. The MATS is expected to be finalized in March or April of 2012. In addition, before the court decision vacating the CAMR, some states had either adopted the CAMR or adopted state-specific rules to regulate mercury emissions from power plants that are more stringent than the CAMR. The result of the EGU MATS and state mercury and air toxics controls is that these rules may adversely affect the demand for coal.

•                  Regional Haze.  The EPA has initiated a regional haze program designed to protect and improve visibility at and around national parks, national wilderness areas and international parks, particularly those located in the southwest and southeast United States. Under the Regional Haze Rule, affected states were required to submit regional haze SIP’s by December 17, 2007, that, among other things, was to identify facilities that would have to reduce emissions and comply with stricter emission limitations. The vast majority of states failed to submit their plans by December 17, 2007, and EPA issued a Finding of Failure to Submit plans on January 15, 2009 (74 Fed. Reg. 2392), which could trigger Federal implementation plans. EPA has taken no enforcement action against states to finalize implementation plans and is slowly dealing with the state Regional Haze SIPs that were submitted. Nonetheless, this program may result in additional emissions restrictions from new coal-fueled power plants whose operations may impair visibility at and around federally protected areas. This program may also require certain existing coal-fueled power plants to install additional control measures designed to limit haze-causing emissions, such as sulfur dioxide, nitrogen oxides, volatile organic chemicals and particulate matter. These limitations could affect the future market for coal.

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

For example, a challenge in the U.S. Court of Appeals for the District of Columbia with respect to the EPA’s decision not to regulate greenhouse gas emissions from power plants and other stationary sources under the Clean Air Act’s new source performance standards was remanded to the EPA for further consideration in light of Massachusetts v. EPA. Other pending cases regarding greenhouse gases may affect the market for coal. In AEP v. Connecticut (582 F. 3d, 309, 2d Cir, 2009) the Second Circuit Court of Appeals held that States and private plaintiffs may maintain actions under federal common law alleging that five electric utilities have created a “public nuisance” by contributing to global warming, and may seek injunctive relief capping the utilities’ CO2 emissions at judicially-determined levels. However, the Supreme Court granted certiorari (10-174, US) on December 6, 2010, and reversed and remanded the Second Circuit Court’s opinion on June 20, 2011.

On October 27, 2009, the EPA announced how it will establish thresholds for phasing-in and regulating greenhouse gas emissions under various provisions of the Clean Air Act. Three days later, on October 30, 2009, the EPA published a final rule in the Federal Register that requires the reporting of greenhouse gas emissions from all sectors of the American economy, and reporting of emissions from underground coal mines and coal suppliers was promulgated on July 12, 2010 (75 Fed Reg 39736). In addition, EPA has announced that it will establish permitting requirements for greenhouse gas emissions from electric utilities in early 2012. Those permitting rules may also decrease the demand for coal.

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

Employees

General.  At March 15, 2012, we employed a total of approximately 2,900 persons. We believe that our relations with all employees are good.

Executive Officers

Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal. The following is a list of executive officers of Arch Coal, their ages as of February 28, 2012 and their positions and offices during the last five years:

Name	Age	Position

C. Henry Besten, Jr.	63	Mr. Besten has served as our Senior Vice President — Strategic Development since 2002.

John T. Drexler	42

Mr. Drexler has served as our Senior Vice President and Chief Financial Officer since April 2008. Mr. Drexler served as our Vice President — Finance and Accounting from March 2006 to April 2008. From March 2005 to March 2006, Mr. Drexler served as our Director of Planning and Forecasting. Prior to March 2005, Mr. Drexler held several other positions within our finance and accounting department.

John W. Eaves	54

Mr. Eaves has served as our President and Chief Operating Officer since April 2006. Mr. Eaves has also been a director since February 2006. From 2002 to April 2006, Mr. Eaves served as our Executive Vice President and Chief Operating Officer. Mr. Eaves also serves on the board of directors of ADA-ES, Inc. and CoaLogix.

Sheila B. Feldman	57	Ms. Feldman has served as our Vice President — Human Resources since 2003. From 1997 to 2003, Ms. Feldman was the Vice President — Human Resources and Public Affairs of Solutia Inc.

Robert G. Jones	55

Mr. Jones has served as our Senior Vice President — Law, General Counsel and Secretary since August 2008. Mr. Jones served as Vice President — Law, General Counsel and Secretary from 2000 to August 2008.

Paul A. Lang	51

Mr. Lang has served as our Executive Vice President — Operations since August 2011. Mr. Lang served as Senior Vice President — Operations from December 2006 through August 2011, as President of Western Operations from July 2005 through December 2006 and President and General Manager of Thunder Basin Coal Company, L.L.C. from 1998 through July 2005.

Steven F. Leer	59

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

Deck S. Slone	48	Mr. Slone has served as our Vice President — Government, Investor and Public Affairs

		since August 2008. Mr. Slone served as our Vice President — Investor Relations and Public Affairs from 2001 to August 2008.

Jeffrey W. Strobel	49

Mr. Strobel has served as our Vice President of Business Development and Strategy since October, 2011. Prior to joining Arch, Mr. Strobel held the following positions: Director of Energy Investment Banking for Wells Fargo Securities, LLC, from 2008 to 2011; Director of Energy Investment Banking for Wachovia Capital Markets, LLC, from 2007 to 2008; and Director, Vice President and Associate for A.G. Edwards Capital Markets from 2000 to 2007.

David N. Warnecke	56

Mr. Warnecke has served as our Senior Vice President — Marketing and Trading since March 2011. Mr. Warnecke served as Vice President — Marketing and Trading from August 2005 through March 2011, President of our Arch Coal Sales Company, Inc. subsidiary from June 2005 until March 2007, and as Executive Vice President of Arch Coal Sales Company, Inc. from April 2004 until June 2005. Prior to June 2004, Mr. Warnecke was Senior Vice President — Sales, Trading and Transportation of Arch Coal Sales Company, Inc.

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

If any of these conditions or events occurs, particularly at our Black Thunder mining complex, which accounted for approximately 80% of the coal volume we sold in 2011, our coal mining operations may be disrupted, we could experience a delay or halt of production or shipments or our operating costs could increase significantly. In addition, if our insurance coverage is limited or excludes certain of these conditions or events, then we may not be able to recover any of the losses we may incur as a result of such conditions or events, some of which may be substantial.

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

In 2011, approximately 95.5% of the tons we sold were to domestic electric power generators. The amount of coal consumed for U.S. electric power generation is affected by, among other things:

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

For the year ended December 31, 2011, we derived approximately 20% of our total coal revenues from sales to our three largest customers and approximately 47% of our total coal revenues from sales to our ten largest customers. We expect to renew, extend or enter into new long-term coal supply agreements with those and other customers. However, we may be unsuccessful in obtaining long-term coal supply agreements with those customers, and those customers may discontinue purchasing coal from us. If any of those customers, particularly any of our three largest customers, was to significantly reduce the quantities of coal it purchases from us, or if we are unable to sell coal to those customers on terms as favorable to us as the terms under our current long-term coal supply agreements, our profitability could suffer significantly. We have limited protection during adverse economic conditions and may face economic penalties if we are unable to satisfy certain quality specifications under our long-term coal supply agreements.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                        PROPERTIES.

Our Properties

General

At December 31, 2011, we owned or controlled primarily through long-term leases approximately 105,667 acres of coal land in Wyoming, 62,822 acres of coal land in Utah, 21,802 acres of coal land in New Mexico, and 18,443 acres of coal land in Colorado.

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

Our Coal Reserves

We estimate that we owned or controlled approximately 2.2 billion tons of proven and probable recoverable reserves at December 31, 2011. Approximately 70% of our reserves are controlled under a lease with Arch Coal.  Our coal reserve estimates at December 31, 2011 were prepared by our engineers and geologists and reviewed by Weir International, Inc., a mining and geological consultant. Our coal reserve estimates are based on data obtained from our drilling activities and other available geologic data. Our coal reserve estimates are periodically updated to reflect past coal production and other geologic and mining data. Acquisitions or sales of coal properties will also change these estimates. Changes in mining methods or the utilization of new technologies may increase or decrease the recovery basis for a coal seam.

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

The following tables present our estimated assigned and unassigned recoverable coal reserves at December 31, 2011:

Total Assigned Reserves

(Tons in millions)

	Total
	Assigned			Sulfur Content						Mining Method		Past Reserve
	Recoverable			(lbs. per million Btus)			As Received	Reserve Control			Under-	Estimates
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	Btus per lb.(1)	Leased	Owned	Surface	ground	2009	2010
Wyoming	1,474	1,454	20	1,396	78	—	8,837	1,474	—	1,474	—	1,733	1,605
Utah	79	50	29	71	7	1	11,405	78	1	—	79	105	84
Colorado	88	76	12	88	—	—	11,374	88	—	—	88	75	64
Total	1,641	1,580	61	1,555	85	1	9,097	1,640	1	1,474	167	1,913	1,753

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Total Unassigned Reserves

(Tons in millions)

	Total
	Unassigned			Sulfur Content			As Received
	Recoverable			(lbs. per million Btus)			Btus per	Reserve Control		Mining Method
	Reserves	Proven	Probable	<1.2	1.2-2.5	>2.5	lb.(1)	Leased	Owned	Surface	Underground
Wyoming	494	410	84	442	52	—	9,637	384	110	319	175
Utah	38	20	18	34	4	—	11,024	37	1	—	38
Colorado	23	18	5	23	—	—	11,347	23	—	—	23
Total	555	448	107	499	56	–	9,803	444	111	319	236

(1)	As received Btus per lb. includes the weight of moisture in the coal on an as sold basis.

Federal and state legislation controlling air pollution affects the demand for certain types of coal by limiting the amount of sulfur dioxide which may be emitted as a result of fuel combustion and encourages a greater demand for low-sulfur coal. All of our identified coal reserves have been subject to preliminary coal seam analysis to test sulfur content. Of these reserves, approximately 93.6% consist of compliance coal, or coal which emits 1.2 pounds or less of sulfur dioxide per million Btus upon combustion, while an additional 3.2% could be sold as low-sulfur coal.

The carrying cost of our coal reserves at December 31, 2011 was $341.7 million.

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

At December 31, 2011, approximately 5.1% of our coal reserves were held in fee, with the balance controlled by leases, most of which do not expire until the exhaustion of mineable and merchantable coal. Under current mining plans, substantially all reported leased reserves will be mined out within the period of existing leases or within the time period of assured lease renewals. Royalties are paid to lessors either as a fixed price per ton or as a percentage of the gross sales price of the mined coal. The majority of the significant leases are on a percentage royalty basis. In some cases, a payment is required, payable either at the time of execution of the lease or in annual installments. In most cases, the prepaid royalty amount is applied to reduce future production royalties.

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

ITEM 4.                             MINE SAFETY DISCLOSURES.

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no market for our common equity.

ITEM 6.  SELECTED FINANCIAL DATA.

	Year Ended December 31
	2011	2010 (1)	2009 (2)	2008	2007
	(Amounts in thousands, except per ton data)
Statement of Operations Data:
Revenues	$2,261,728	$2,048,287	$1,651,389	$1,758,008	$1,541,066
Income from operations	242,512	134,349	39,310	180,392	197,271
Net income	255,321	118,403	18,276	188,705	221,661
Balance Sheet Data:
Cash and cash equivalents	$75,093	$79,817	$6,819	$2,851	$248
Receivable from Arch Coal, Inc.	1,708,721	1,493,181	1,541,243	1,528,068	1,427,833
Total assets	3,508,833	3,246,630	3,307,913	3,105,084	2,852,187
Total debt, including note payable to Arch Coal	675,971	733,522	1,004,234	1,021,819	1,032,473
Redeemable membership interests	11,534	10,444	8,962	8,765	8,000
Non-redeemable membership interests	2,075,227	1,836,070	1,706,710	1,495,613	1,330,202
Cash Flow Data:
Cash provided by operating activities	$465,245	$438,376	$178,119	$396,582	$324,764
Depreciation, depletion and amortization	158,961	167,260	159,755	155,400	136,927
Amortization of acquired sales contracts, net	19,458	35,606	19,623	(705)	(1,633)
Capital expenditures	174,580	102,612	125,454	286,607	147,423
Payments to retire debt	—	(505,627)	—	—	—
Operating Data:
Tons sold	131,997	143,953	107,649	120,361	115,743
Tons produced	132,499	144,101	108,213	119,494	115,841
Average sales price per ton	$17.13	$14.23	$15.34	$14.61	$13.31

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

(2)          On October 1, 2009, Arch Coal acquired the Jacobs Ranch mining operations for a purchase price of $768.8 million. The acquisition included approximately 345 million tons of coal reserves located adjacent to our Black Thunder mining complex.  Arch Coal contributed the acquired employees, inventories and supply parts, equipment and other personal property to us, which we immediately merged with our Black Thunder mining operations.  We lease the related 345 million tons of coal reserves from a subsidiary of Arch Coal.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Coal markets weakened in the fourth quarter of 2011, as abnormally mild weather and muted economic growth caused U.S. power generation to decline slightly for the full year. Domestic coal consumption declined 5 percent in 2011, resulting from the decrease in power generation as well as fuel switching by power producers given decade-low prices for natural gas and abnormally high hydroelectric availability. As a result, coal stockpiles at U.S. generators rose to an estimated 180 million tons by year end, a seasonal build that is above historical norms. Mild weather has reduced power demand and the current oversupply in natural gas markets could induce more coal displacement in 2012.

On November 3, 2011, we announced that we would be scaling back production at our Dugout Canyon mine in Utah in response to weakness in domestic thermal coal markets.  We plan to suspend longwall operations at the end of the current panel in the first half of 2012.  The next potential longwall panel at Dugout Canyon has been developed and future decisions about production will be based on market conditions.

Offsetting weak domestic coal trends is continued projected growth in global energy demand. In 2011, global cross-border hard coal trade exceeded 1.2 billion tons, and that growth is expected to continue in 2012. Roughly 470 gigawatts of new coal-fueled capacity is planned to start up by 2015, resulting in an estimated 1.6 billion tons of additional coal demand during the next three years. Since 2010, approximately 350 new coal plants have begun operating around the world. Domestic coal exports reached 108 million tons in 2011 in response to the demand.

In response to the global demand for steam coal, we expanded our seaborne sales during 2011.  Both of our operating segments are participating in the expansion of seaborne shipments, from ports on the West Coast as well through the Gulf of Mexico.  Arch Coal has entered into throughput agreements and made investments to increase our port access along the West and Gulf Coasts.

Results of Operations

Year Ended December 31, 2011 Compared to Year ended December 31, 2010

Summary. Our improved results during 2011 when compared to 2010 were due primarily to higher average sales realizations as a result of better market conditions.

Revenues.  The following table summarizes information about coal sales for the year ended December 31, 2011 and compares it with the information for the year ended December 31, 2010:

	Year ended December 31		Increase (Decrease)
	2011	2010	Amount	%
	(Amounts in thousands, except per ton data and percentages)
Revenues	$2,261,728	$2,048,287	$213,441	10.4%
Tons Sold	131,997	143,953	(11,956)	(8.3)%
Coal sales realization per ton sold	$17.13	$14.23	$2.90	20.4%

Coal sales increased in 2011 from 2010, due to higher pricing in both regions, partially offset by lower sales volumes in the Powder River Basin.  We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2011 and compares them with the information for the year ended December 31, 2010:

	Year ended December 31		Increase (Decrease) in Net Income
	2011	2010	Amount	%
	(Amounts in thousands, except percentages)
Cost of sales	$1,812,458	$1,679,872	$(132,586)	(7.9)%
Depreciation, depletion and amortization	158,961	167,260	8,299	5.0
Sales contract amortization	19,458	35,606	16,148	45.4
Selling, general and administrative	34,313	35,989	1,676	4.7
Other operating income, net	(5,974)	(4,789)	1,185	24.7
	$2,019,216	$1,913,938	$(105,278)	(5.5)%

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

Amortization of acquired sales contracts, net. Arch Coal acquired both above- and below-market sales contracts with the Jacobs Ranch mining operation. The sales contracts were not contributed to us; however, the amortization of these acquired sales contracts is reflected in our results. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. The remaining amortizable amount of these sales contracts is a liability of $13.4 million at December 31, 2011.

Selling, general and administrative expenses.  Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

Operating segment results.  The following table shows results by operating segment for the year ended December 31, 2011 and compares it with information for the year ended December 31, 2010:

	Year ended December 31		Increase (Decrease)
	2011	2010	Amount	%
Powder River Basin
Tons sold (in thousands)	114,956	127,645	(12,689)	(9.9)%
Coal sales realization per ton sold (1)	$13.46	$11.76	$1.70	14.4%
Operating margin per ton sold (2)	$1.28	$0.83	$0.45	54.2%

Western Bituminous
Tons sold (in thousands)	17,041	16,308	733	4.5%
Coal sales realization per ton sold (1)	$35.72	$32.77	$2.95	9.0%
Operating margin per ton sold (2)	$7.04	$3.36	$3.68	109.5%

(1)                 Coal sales prices per ton exclude certain transportation costs that we pass through to our customers.  We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments.  Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies.  For the year ended December 31, 2011, transportation costs per ton were $0.36 for the Powder River Basin and $3.76 for the Western Bituminous region.  For the year ended December 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin and $0.19 for the Western Bituminous region.

(2)                 Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — Lower sales volumes in the Powder River Basin in 2011 when compared with 2010 were the result of flooding in the Midwest and a market-driven approach to sales commitments earlier in the year.  The operating margin per ton sold in the Powder River Basin was higher in 2011 than in 2010 due to higher average sales prices, reflecting the improved coal markets in 2011. Partially offsetting the impact of higher selling prices were higher per-ton production costs. Higher production costs reflected an increase in labor, maintenance and diesel costs and an increase in sales-sensitive costs, due to the increased realizations. Per-ton costs were also higher due to the lower production levels.

Western Bituminous — Improved per-ton operating margin reflects higher sales volumes and improved pricing resulting from increased export shipments for coal from our Colorado operations.  Effective cost control in the region and slightly higher production levels reduced our per-ton operating costs, which also contributed to the improved results during 2011, when compared with 2010, when two outages affected production at the Dugout Canyon mine.

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

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

	Year Ended December 31		Increase (Decrease) in Net Income
	2010	2009	$	%
	(Amounts in thousands, except percentages)
Cost of coal sales	$1,679,872	$1,398,663	$(281,209)	(20.1)%
Depreciation, depletion and amortization	167,260	159,755	(7,505)	(4.7)
Amortization of acquired sales contracts, net	35,606	19,623	(15,983)	(81.5)
Selling, general and administrative expenses	35,989	44,513	8,524	19.1
Other operating income, net	(4,789)	(10,475)	(5,686)	(54.3)
Total	$1,913,938	$1,612,079	$(301,859)	(18.7)%

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

Operating segment results.  The following table shows results by operating segment for the year ended December 31, 2010 and compares it with the information for the year ended December 31, 2009:

	Year Ended December 31		Increase (Decrease)
	2010	2009	Amount	%
Powder River Basin
Tons sold (in thousands)	127,645	90,956	36,689	40.3%
Coal sales realization per ton sold (1)	$11.76	$12.11	$(0.35)	(2.9)%
Operating margin per ton sold (2)	$0.83	$0.47	$0.36	76.6%

Western Bituminous
Tons sold (in thousands)	16,308	16,693	(385)	(2.3)%
Coal sales realization per ton sold (1)	$32.77	$29.11	$3.66	12.6%
Operating margin per ton sold (2)	$3.36	$1.66	$1.70	102.4%

(1)

Coal sales prices per ton exclude certain transportation costs that we pass through to our customers. We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments. Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies. For the year ended December 31, 2010, transportation costs per ton were $0.08 for the Powder River Basin and $0.19 for the Western Bituminous region. For the year ended December 31, 2009, transportation costs per ton were $0.12 for the Powder River Basin and $3.18 for the Western Bituminous region.

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

Under Arch Coal’s accounts receivable securitization program, we sold $1.7 billion of trade accounts receivable to Arch Coal during 2011, at a total discount of $3.7 million.  During 2010, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a total discount of $4.0 million.  During 2009, we sold $1.4 billion of trade accounts receivable to Arch Coal, at a total discount of $3.5 million.

We have outstanding an aggregate principal amount of $450.0 million of 6.75% senior notes due on July 1, 2013, subsequent to the redemption discussed previously. Interest is payable on the notes on January 1 and July 1 of each year. The senior notes are secured by an intercompany note from Arch Coal to Arch Western. The indenture under which the senior notes were issued contains certain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets and make certain investments. The redemption price of the notes, reflected as a percentage of the principal amount, is: 101.125% for notes redeemed prior to July 1, 2011 and 100% for notes redeemed on or after July 1, 2011.

On June 14, 2011, we terminated our commercial paper placement program and the supporting credit facility.

The following is a summary of cash provided by or used in each of the indicated types of activities:

	Year ended December 31
	2011	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$465,245	$438,376	$178,119
Investing activities	(413,049)	(92,704)	(157,729)
Financing activities	(59,920)	(272,674)	(16,422)

Cash provided by operating activities increased in 2011 compared to 2010 due to our higher income levels in 2011, partially offset by an increased investment in coal inventories and higher spending on mine reclamation in 2011.  Cash provided by operating activities increased $260.3 million in 2010 compared to 2009, primarily as a result of an increase in our profitability in 2010 when compared with 2009, driven largely by higher sales volumes, as well as a benefit in 2010 from the timing of payments on accounts and production taxes payable.

Our investing activities consist primarily of capital spending and activity under the intercompany note receivable from Arch Coal. We used more cash in investing activities in 2011 when compared to 2010, primarily due to increased capital spending and due to amounts repaid on the intercompany note by Arch Coal in 2010 related to the redemption of our 6.75% Notes. Cash used in investing activities was $65.0 million less in 2010 compared to the amount used in 2009, primarily due to a $22.8 million reduction in capital expenditures and net cash received from Arch Coal of $12.8 million in 2010, compared with net cash loaned to Arch Coal of $32.8 million in 2009, primarily related to the redemption of the 6.75% notes.

We used $59.9 million of cash in financing activities during 2011, $272.7 million during 2010 and $16.4 million during 2009.  In 2010, Arch Coal made a loan to us in the amount of $225.0 million, which proceeds, along with the repayment of the intercompany note mentioned above, were used to fund the redemption on September 8, 2010 of $500.0 million aggregate principal amount of our outstanding 6.75% senior notes due in 2013 at a redemption price of 101.125%.

The following is a summary of our significant contractual obligations as of December 31, 2011:

	Payments Due by Period
	2012	2013-2014	2015-2016	After 2016	Total
	(Dollars in thousands)
Long-term debt, including related interest	$30,375	$465,188	$—	$—	$495,563
Note payable to Arch Coal, including related interest	6,458	228,229	—	—	234,687
Operating leases	23,506	43,377	22,958	9,164	99,005
Coal lease rights	1,203	2,188	1,696	7,092	12,179
Unconditional purchase obligations	94,505	16,827	17,852	39,031	168,215
Total contractual obligations	$156,047	$755,809	$42,506	$55,287	$1,009,649

The related interest on long-term debt and the note payable to Arch Coal was calculated using rates in effect at December 31, 2011 for the remaining term of outstanding borrowings.

Coal lease rights represent non-cancelable royalty lease agreements.

Unconditional purchase obligations include open purchase orders and other purchase commitments, which have not been recognized as a liability. The commitments in the table above relate to contractual commitments for the purchase of materials and supplies, payments for services and capital expenditures.

The table above excludes our asset retirement obligations. Our consolidated balance sheet reflects a liability of $318.7 million for asset retirement obligations that arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Asset retirement obligations are recorded at fair value when incurred and accretion expense is recognized through the expected date of settlement. Determining the fair value of asset retirement obligations involves a number of estimates, as discussed in the section entitled “Critical Accounting Policies”, including the timing of payments to satisfy the obligations. The timing of payments to satisfy asset retirement obligations is based on numerous factors, including mine closure dates. You should see the notes to our consolidated financial statements for more information about our asset retirement obligations.

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

Arch Coal is a party to a number of transportation capacity throughput agreements, to secure port and rail capacity for our export shipments out of the West and Gulf coasts.  Because we are not a party to these agreements, they are not included in the table above.  If the contracted quantities are not fulfilled, we would expect to be allocated charges from Arch Coal through the intercompany note.  The maximum liquidated damages under these contracts are approximately $45 million in 2012, $46 million in 2013, $47 million in 2014 and $39 million in 2015.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to certain off-balance sheet arrangements. These arrangements include guarantees, indemnifications, financial instruments with off-balance sheet risk, such as surety bonds. Liabilities related to these arrangements are not reflected in our consolidated balance sheets, and we do not expect any material adverse effects on our financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

We use a combination of surety bonds and corporate guarantees (e.g., self bonds) to secure our financial obligations for reclamation, workers’ compensation, coal lease obligations and other obligations as follows as of December 31, 2011:

	Reclamation Obligations	Lease Obligations	Other	Total
	(Dollars in thousands)
Self-bonding	$417,716	$—	$—	$417,716
Surety bonds	34,006	30,856	3,641	68,503

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

Asset Retirement Obligations

Our asset retirement obligations arise from SMCRA and similar state statutes, which require that mine property be restored in accordance with specified standards and an approved reclamation plan. Significant reclamation activities include reclaiming refuse and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at deep mines. Our asset retirement obligations are initially recorded at fair value, or the amount at which the obligations could be settled in a current transaction between willing parties. This involves determining the present value of estimated future cash flows on a mine-by-mine basis based upon current permit requirements and various estimates and assumptions, including estimates of disturbed acreage, reclamation costs and assumptions regarding equipment productivity. We estimate disturbed acreage based on approved mining plans and related engineering data. Since we plan to use internal resources to perform the majority of our reclamation activities, our estimate of reclamation costs involves estimating third-party profit margins, which we base on our historical experience with contractors that perform certain types of reclamation activities. We base productivity assumptions on historical experience with the equipment that we expect to utilize in the reclamation activities. In order to determine fair value, we discount our estimates of cash flows to their present value. We base our discount rate on the rates of treasury bonds with maturities similar to expected mine lives, adjusted for our credit standing.

Accretion expense is recognized on the obligation through the expected settlement date. On at least an annual basis, we review our entire reclamation liability and make necessary adjustments for permit changes as granted by state authorities, changes in the timing of reclamation activities, and revisions to cost estimates and productivity assumptions, to reflect current experience. Any difference between the recorded amount of the liability and the actual cost of reclamation will be recognized as a gain or loss when the obligation is settled. We expect our actual cost to reclaim our properties will be less than the expected cash flows used to determine the asset retirement obligation. At December 31, 2011, our balance sheet reflected asset retirement obligation liabilities of $318.7 million, including amounts classified as a current liability. As of December 31, 2011, we estimate the aggregate undiscounted cost of final mine closures to be approximately $630.2 million.

See the rollforward of the asset retirement obligation liability in “Financial Statements and Supplementary Data, Note 10 to the consolidated financial statements.”

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

Actuarial assumptions are required to determine the amounts reported by us related to Arch Coal’s defined benefit pension plan and the postretirement benefit plan.  The impact of lowering the assumed expected long-term rate of return on pension plan assets 0.5% in 2011 would have been an increase in our expense of approximately $0.6 million.  The impact of lowering the assumed discount rate 0.5% in 2011 would have been an increase in our net periodic pension and postretirement costs of approximately $1.8 million.

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

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We expect to use approximately 45 to 50 million gallons of diesel in our operations in 2012. Arch Coal enters into heating oil swaps and options to reduce volatility in the price of diesel fuel for our operations. The swap agreements essentially fix the price paid for diesel fuel by requiring us to pay a fixed heating oil price and receive a floating heating oil price. The call options protect against increases in diesel fuel by granting us the right to participate in increases in heating oil prices. The realized gains or losses resulting from the settlement of these swaps and options are allocated to us through the Arch Coal intercompany account.

We are exposed to market risk associated with fluctuating interest rates on the notes payable to Arch Coal. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.3 million, based on borrowing levels at December 31, 2011.

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and consolidated financial statement schedule of Arch Western Resources, LLC and subsidiaries are included in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.            CONTROLS AND PROCEDURES.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date. There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a list of directors of Arch Coal, other than Messrs. Eaves and Leer, whose biographical information is contained under “Executive Officers” beginning on page 20, their ages on February 28, 2012 and biographical information:

Name	Age	Director of Arch Coal Since	Occupation and Other Information
James R. Boyd	65	1990

Mr. Boyd served as chairman of the board of directors from 1998 to April 2006, when he was appointed lead director of Arch Coal. Mr. Boyd served as Senior Vice President and Group Operating Officer of Ashland Inc. from 1989 until his retirement in 2002. Mr. Boyd also serves on the board of directors of Halliburton Inc.

Governor David Freudenthal	61	2011

Governor Freudenthal served as the Governor of Wyoming from 2003 until January 2011. Prior to his service as governor, he served as U.S. Attorney for the District of Wyoming. Governor Freudenthal current serves as an Adjunct Professor at the University of Wyoming.

Patricia F. Godley	63	2004

Since 1998, Ms. Godley has been a partner with the law firm of Van Ness Feldman, practicing in the areas of economic and environmental regulation of electric utilities and natural gas companies. Ms. Godley is also a director of the United States Energy Association.

Douglas H. Hunt	59	1995	Since 1995, Mr. Hunt has served as Director of Acquisitions of Petro-Hunt, LLC, a private oil and gas exploration and production company.

Brian J. Jennings	51	2006

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

J. Thomas Jones	62	2010

Mr. Jones has been Chief Executive Officer of West Virginia United Health System located in Fairmont, West Virginia since 2002. From 2000 to 2002, Mr. Jones served as Chief Executive Officer of Genesis Hospital System in Huntington, West Virginia. Mr. Jones is also a director of Premier, Inc. and Health Partners Network.

George C. Morris III	56	2012

Since March 2009, Mr. Morris has served as President of Morris Energy Advisors, Inc. From December 2006 until his retirement in March 2009, Mr. Morris served as a managing director at Merrill Lynch & Co. Prior to 2006, Mr. Morris served as a managing director of investment banking at Petrie Parkman & Co. until its acquisition by Merrill Lynch & Co. in 2006, and also previously served as a managing director of investment banking at Simmons & Company International and as a director of investment banking at The First Boston Corporation. Mr. Morris also serves on the board of directors of Calumet GP, LLC, the general partner of Calumet Specialty Products Partners, L.P.

A. Michael Perry	75	1998

Mr. Perry served as Chairman of Bank One, West Virginia, N.A. from 1993 and as its Chief Executive Officer from 1983 until his retirement in 2001. Mr. Perry also serves on the board of directors of Champion Industries, Inc. and Portec Rail Products, Inc.

Robert G. Potter	72	2001	Mr. Potter was Chairman and Chief Executive Officer of Solutia, Inc. from 1997 until his retirement in 1999. He is also an investor in several private companies and has served as a

Name	Age	Director of Arch Coal Since	Occupation and Other Information
			member of the board of directors for six other companies.

Theodore D. Sands	66	1999

Since 1999, Mr. Sands has served as President of HAAS Capital, LLC, a private consulting and investment company. Mr. Sands served as Managing Director, Investment Banking for the Global Metals/Mining Group of Merrill Lynch & Co. from 1982 until February 1999. Mr. Sands has also served as a member of the board of directors for several other companies.

Wesley M. Taylor	69	2005

Mr. Taylor was President of TXU Generation, a company engaged in electricity infrastructure ownership and management. Mr. Taylor served at TXU for 38 years prior to his retirement in 2004. Mr. Taylor also serves on the board of directors of FirstEnergy Corporation.

Peter I. Wold	64	2010

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

All of our officers and employees must act ethically at all times and in accordance with the Arch Coal code of conduct, which is published under ‘‘Corporate Governance’’ in the Investors section of Arch Coal’s website at archcoal.com and available in print upon request.  Amendments to or waivers from (to the extent applicable to an executive officer of the company) the code will be posted on Arch Coal’s website.  Reference is made to Item 10. Directors, Executive Officers and Corporate Governance of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, which is incorporated by reference in this Item 10.

ITEM 11.              EXECUTIVE COMPENSATION.

Our managing member is an indirect wholly-owned subsidiary of Arch Coal.  As a result, we are effectively managed by the management of Arch Coal. Arch Coal reports separately on the executive compensation of its management.  Reference is made to Item 11. Executive Compensation of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, which is incorporated by reference in this Item 11.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Arch Coal owns 99.5% of our common membership interests. In addition to the remaining 0.5% of our common membership interests, BP p.l.c. owns a preferred membership interest. The stockholders of Arch Coal may be deemed to beneficially own an interest in our membership interests by virtue of their ownership of shares of common stock of Arch Coal. Arch Coal reports separately on the ownership by its directors, executive officers and significant stockholders of shares of its common stock. Reference is made to Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, which is incorporated by reference in this Item 12.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We are subject to the conflict of interest restrictions contained in Arch Coal’s code of conduct and do not have a separate policy governing transactions with related persons. As a result, transactions with Arch Coal may not be at arm’s length. If the transactions were negotiated with an unrelated party, the impact could be material to our results of operations.

Our cash transactions are managed by Arch Coal.  Cash paid to or from us that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between us and Arch Coal are recorded in the account. The receivable from Arch Coal was $1.7 billion at December 31, 2011 and $1.5 billion at December 31, 2010.  This amount earns interest from Arch Coal at the prime interest rate.  Interest earned was $54.3 million in 2011, $52.2 million in 2010, and $46.5 million in 2009.  The receivable is payable on demand; however, it is currently management’s intention to not demand payment of the receivable within the next year. Therefore, the receivable is classified on our balance sheets as noncurrent.

On September 8, 2010, we received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 6.75% senior notes at a redemption price of 101.125%. Interest incurred on the loan was $6.3 million for the year ended December 31, 2011.

On February 10, 2006, Arch Coal established an accounts receivable securitization program.  Under the program, we sell our receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.  During 2011, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a discount of $3.7 million.  During 2010, we sold $1.7 billion of trade accounts receivable to Arch Coal, at a discount of $4.0 million.

We mine on tracts that are owned or leased by Arch Coal and subleased to us. Royalties on all properties leased from Arch Coal are 7% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations. No advance royalties are required under these sublease agreements. We incurred production royalties of $102.8 million in 2011, $92.4 million in 2010, and $47.8 million in 2009 to Arch Coal under sublease agreements.

Amounts charged to the intercompany account for our allocated portion of pension and postretirement contributions totaled $22.4 million in 2011, $10.9 million in 2010, and $11.1 million in 2009.

We are charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.  Amounts allocated to us by Arch Coal were $34.3 million in 2011, $36.0 million in 2010, and $44.5 million in 2009. Such amounts are reported as selling, general and administrative expenses in our statements of income.

Our managing member is an indirect, wholly-owned subsidiary of Arch Coal. As a result, we are effectively managed by the management of Arch Coal.  Arch Coal reports separately on the independence of its directors. Reference is made to Item 13. Certain Relationships and Related Transactions, and Director Independence of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, which is incorporated by reference in this Item 13.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ernst & Young LLP is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for Arch Coal and are approved by the audit committee of the board of directors of Arch Coal.  Arch Coal reports separately on the fees and services of its principal accountants.  Reference is made to Item 14. Principal Accounting Fees and Services of Arch Coal’s Annual Report on Form 10-K for its fiscal year ended December 31, 2011, which is incorporated by reference in this Item 14.

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

Report of Independent Registered Public Accounting Firm

The Members

Arch Western Resources, LLC

We have audited the accompanying consolidated balance sheets of Arch Western Resources, LLC and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, non-redeemable membership interest, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arch Western Resources, LLC and subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

St. Louis, Missouri
March 30, 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management Arch Western Resources, LLC (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.

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

/s/ Paul A. Lang	/s/ John T. Drexler
Paul A. Lang	John T. Drexler
President and Principal	Senior Vice President and Chief
Executive Officer	Financial Officer

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2011	2010	2009
	(In thousands)

Revenues	$2,261,728	$2,048,287	$1,651,389

Costs, expenses and other
Cost of sales	1,812,458	1,679,872	1,398,663
Depreciation, depletion and amortization	158,961	167,260	159,755
Amortization of acquired sales contracts, net	19,458	35,606	19,623
Selling, general and administrative expenses	34,313	35,989	44,513
Other operating income, net	(5,974)	(4,789)	(10,475)
	2,019,216	1,913,938	1,612,079

Income from operations	242,512	134,349	39,310

Interest income (expense), net
Interest expense	(41,503)	(61,614)	(67,605)
Interest income, primarily from Arch Coal, Inc.	54,312	52,444	46,571
	12,809	(9,170)	(21,034)
Other non-operating expense
Net loss resulting from early retirement of debt	—	(6,776)	—
	—	(6,776)	—

Net income	$255,321	$118,403	$18,276
Net income attributable to redeemable membership interest	$1,157	$537	$10
Net income attributable to non-redeemable membership interest	$254,164	$117,866	$18,266

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$75,093	$79,817
Receivables	4,964	2,015
Receivable from Arch Coal, Inc.	473,803	582,384
Inventories	170,439	150,419
Other	22,162	21,435
Total current assets	746,461	836,070
Property, plant and equipment
Coal lands and mineral rights	763,059	763,059
Plant and equipment	1,798,404	1,665,285
Deferred mine development	577,332	548,776
	3,138,795	2,977,120
Less accumulated depreciation, depletion and amortization	(1,624,296)	(1,488,277)
Property, plant and equipment, net	1,514,499	1,488,843
Other assets
Receivable from Arch Coal, Inc.	1,234,918	910,797
Other	12,955	10,920
Total other assets	1,247,873	921,717
Total assets	$3,508,833	$3,246,630
LIABILITIES AND MEMBERSHIP INTERESTS
Current liabilities
Accounts payable	183,151	$121,670
Accrued expenses and other current liabilities	166,762	153,141
Commercial paper	—	56,904
Total current liabilities	349,913	331,715
Long-term debt	450,971	451,618
Note payable to Arch Coal, Inc.	225,000	225,000
Asset retirement obligations	305,046	301,355
Accrued postretirement benefits other than pension	22,195	23,509
Accrued pension benefits	24,843	23,904
Other noncurrent liabilities	44,104	43,015
Total liabilities	1,422,072	1,400,116

Redeemable membership interest	11,534	10,444

Non-redeemable membership interest	2,075,227	1,836,070
Total liabilities and membership interests	$3,508,833	$3,246,630

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Operating Activities
Net income	$255,321	$118,403	$18,276
Adjustments to reconcile net income to cash provided by operating activities
Depreciation, depletion and amortization	158,961	167,260	159,755
Amortization of acquired sales contracts, net	19,458	35,606	19,623
Net loss resulting from early retirement of debt	—	6,776	—
Amortization relating to financing activities	483	941	964
Changes in operating assets and liabilities
Receivables	(2,950)	6,364	(5,115)
Inventories	(20,020)	15,230	(11,233)
Accounts payable and accrued expenses	68,392	54,378	(32,439)
Asset retirement obligations	96	22,610	18,328
Other	(14,496)	10,808	9,960
Cash provided by operating activities	465,245	438,376	178,119

Investing Activities
Capital expenditures	(174,580)	(102,612)	(125,454)
Change in receivable from Arch Coal, Inc.	(234,651)	12,803	(32,784)
Proceeds from dispositions of property, plant and equipment	156	79	91
Additions to prepaid royalties	(3,974)	(2,974)	(2,791)
Reimbursement of deposits on equipment	—	—	3,209
Cash used in investing activities	(413,049)	(92,704)	(157,729)

Financing Activities
Payments to retire debt	—	(505,627)	—
Loan from Arch Coal, Inc.	—	225,000	—
Net proceeds from (repayments on) commercial paper	(56,904)	7,452	(16,219)
Debt financing costs	(16)	(390)	(203)
Contribution from redeemable membership interest	—	891	—
Cash used in financing activities	(56,920)	(272,674)	(16,422)
Increase (decrease) in cash and cash equivalents	(4,724)	72,998	3,968
Cash and cash equivalents, beginning of year	79,817	6,819	2,851
Cash and cash equivalents, end of year	$75,093	$79,817	$6,819

Supplemental cash flow information:
Cash paid during the year for interest, net of amounts capitalized	$37,738	$71,600	$65,626

The accompanying notes are an integral part of the consolidated financial statements.

ARCH WESTERN RESOURCES, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NON-REDEEMABLE MEMBERSHIP INTEREST

Three years ended December 31, 2011

Non-redeemable
Membership
Interest
(In thousands)

Balance at January 1, 2009	$1,495,613
Comprehensive income
Net income	18,266
Pension, postretirement and other post-employment benefits adjustment	14,998
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(161)
Total comprehensive income	33,103
Reclassification of prior contribution	(121)
Contribution of former Jacob’s Ranch mining complex net assets from Arch Coal	178,210
Dividends on preferred membership interest	(95)

Balance at December 31, 2009	1,706,710
Comprehensive income
Net income	117,866
Pension, postretirement and other post-employment benefits adjustment	13,282
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(1,693)
Total comprehensive income	129,455
Dividends on preferred membership interest	(95)

Balance at December 31, 2010	1,836,070
Comprehensive income
Net income	254,164
Pension, postretirement and other post-employment benefits adjustment	(13,241)
Net pension, postretirement and other post-employment benefits adjustments reclassified to income	(1,671)
Total comprehensive income	239,252
Dividends on preferred membership interest	(95)

Balance at December 31, 2011	$2,075,227

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

2. Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled entities. Intercompany transactions and accounts have been eliminated in consolidation. The Company produces coal from surface and underground mines for sale to domestic and international customers as steam coal to power plants and industrial facilities. The Company’s mines are located in Wyoming, Colorado and Utah.  The Company’s results of operations reflect all costs of doing business, including expenses incurred on the Company’s behalf by Arch Coal. Certain assets, such as coal reserves and acquired sales contracts, may be owned by and reflected in the financial statements of Arch Coal, but the cost representing the usage of those assets is reflected in the results of operations of the Company. In addition, there is goodwill of $115.8 million on the consolidated balance sheet of Arch Coal that is associated with the Company’s Powder River Basin segment for Arch Coal’s impairment testing purposes.

Accounting Pronouncements

There were no accounting pronouncements whose adoption had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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

Inventories

Coal and supplies inventories are valued at the lower of average cost or market. Coal inventory costs include labor, supplies, equipment costs, transportation costs prior to title transfer to customers and operating overhead.  The costs of removing overburden, called stripping costs, incurred during the production phase of the mine are considered variable production costs and are included in the cost of the coal extracted during the period the stripping costs are incurred.

Acquired Sales Contracts

Coal supply agreements (sales contracts) acquired in a business combination are capitalized at their fair value and amortized over the tons of coal shipped during the term of the contract. The fair value of a sales contract is determined by discounting the cash flows attributable to the difference between the contract price and the prevailing forward prices for the tons under contract at the date of acquisition.  Sales contracts associated with the acquisition of the Jacob’s Ranch mining complex were not contributed to the Company, however, the amortization of these acquired sales contracts is reflected in the accompanying consolidated statements of income.  Based upon expected shipments under these contracts in the next five years, the Company anticipates annual amortization expense (income) of acquired sales contracts in the next five years of: $0.7 million, $(4.7) million, $(4.7) million, $(4.8) million and $0.4 million.

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

Coal Lands and Mineral Rights

A significant portion of the Company’s coal reserves are controlled through leasing arrangements, primarily with Arch Coal. The net book value of the Company’s leased coal interests was $332.3 million and $339.9 million at December 31, 2011 and 2010, respectively. Any amounts paid to acquire coal reserves are capitalized and depleted over the life of proven and probable reserves. Coal lease rights are depleted using the units-of-production method, and the rights are assumed to have no residual value. The leases are generally long-term in nature (original terms range from 10 to 50 years), and substantially all of the leases contain provisions that allow for automatic extension of the lease term providing certain requirements are met.

Impairment

If facts and circumstances suggest that the carrying value of a long-lived asset or asset group may not be recoverable, the asset or asset group is reviewed for potential impairment. If this review indicates that the carrying amount of the asset will not be recoverable through projected undiscounted cash flows generated by the asset and its related asset group over its remaining life, then an impairment loss is recognized by reducing the carrying value of the asset to its fair value. The Company may, under certain circumstances, idle mining operations in response to market conditions or other factors. Because an idling is not a permanent closure, it is not considered an automatic indicator of impairment.

Revenue Recognition

Revenues include sales to customers of coal produced at Company operations. The Company recognizes revenue at the time risk of loss passes to the customer at contracted amounts. Transportation costs are included in cost of sales and amounts billed by the Company to its customers for transportation are included in revenues.

Other Operating Income, Net

Other operating income in the accompanying consolidated statements of income reflects income and expense from sources other than coal sales.

Asset Retirement Obligations

The Company’s legal obligations associated with the retirement of long-lived assets are recognized at fair value at the time the obligations are incurred. Accretion expense is recognized through the expected settlement date of the obligation.  Obligations are incurred at the time development of a mine commences for underground and surface mines or construction begins for support facilities, refuse areas and slurry ponds. The obligation’s fair value is determined using a discounted cash flow technique and is based upon permit requirements and various estimates and assumptions that would be used by market participants, including estimates of disturbed acreage, reclamation costs and assumptions regarding productivity. Upon initial recognition of a liability, a corresponding amount is capitalized as part of the carrying value of the related long-lived asset.

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

The following table presents the components of and changes in BP p.l.c.’s membership interest:

			Total
	Common	Preferred	Redeemable
	Membership	Membership	Membership
	Interest	Interest	Interest
	(In thousands)
Balance at January 1, 2009	$6,366	$2,399	$8,765
Net income attributable to BP p.l.c. common membership interest	10	—	10
Other comprehensive income attributable to BP p.l.c. common membership interest	67	—	67
Reclassification of prior contribution	121	—	121
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2009	6,563	2,399	8,962
Net income attributable to BP p.l.c. common membership interest	537	—	537
Other comprehensive income attributable to BP p.l.c. common membership interest	55	—	55
BP p.l.c’s contribution related to Jacobs Ranch	891	—	891
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2010	8,045	2,399	10,444
Net income attributable to BP p.l.c. common membership interest	1,157	—	1,157
Other comprehensive income attributable to BP p.l.c. common membership interest	(66)	—	(66)
Dividends on preferred membership interest	(1)	—	(1)

Balance at December 31, 2011	$9,135	$2,399	$11,534

4. Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) items are transactions recorded in membership interests during the year, excluding net income and transactions with members. Following are the items included in accumulated other comprehensive income (loss):

Accumulated Other
Comprehensive
Income (Loss)
(In thousands)
Balance at January 1, 2009	$(24,678)
Pension, postretirement and other post-employment benefits	14,903
Balance at December 31, 2009	(9,775)
Pension, postretirement and other post-employment benefits	11,645
Balance at December 31, 2010	1,870
Pension, postretirement and other post-employment benefits	(14,978)
Balance at December 31, 2011	$(13,108)

The net losses that is expected to be reclassified from accumulated other comprehensive income into net income in 2012 is $2.2 million.

5. Inventories

Inventories consist of the following:

	December 31
	2011	2010
	(In thousands)
Coal	$65,790	$46,464
Repair parts and supplies, net of allowance	104,649	103,955
	$170,439	$150,419

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.1 million and $11.7 million at December 31, 2011 and 2010, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	December 31
	2011	2010
	(In thousands)
Payroll and employee benefits	$22,606	$24,971
Taxes	110,578	98,914
Interest	16,804	17,189
Other	16,774	12,067
	$166,762	$153,141

7. Debt and Financing Arrangements

Commercial paper

On June 14, 2011, the Company terminated its commercial paper placement program and the supporting credit facility.

2013 Senior Notes

The 6.75% senior notes, due July 1, 2013, (“2013 Notes”) were issued by the Company’s subsidiary, Arch Western Finance LLC (“Arch Western Finance”), under an indenture dated June 25, 2003.  The senior notes are guaranteed by Arch Western and certain of its subsidiaries and are secured by an intercompany note from Arch Coal. The Company redeemed $500.0 million aggregate principal amount of the 2013 Notes on September 8, 2010. The Company recognized a loss on the redemption of $6.8 million, including the payment of the $5.6 million redemption premium and the write-off of $3.3 million of unamortized debt financing costs, partially offset by the write-off of $2.1 million of the original issue premium.  The Company funded this redemption with cash transferred from Arch Coal in the form of a loan of $225.0 million and a repayment of a portion of the note receivable from Arch Coal. The terms of the 2013 Notes contain restrictive covenants that limit Arch Western’s ability to, among other things, incur additional debt, sell or transfer assets, pay dividends and make certain investments. Of the aggregate principal outstanding at December 31, 2011 and 2010, $118.4 million of the 2013 Notes were issued at a premium of 104.75% of par.  The premium is being amortized over the term of the notes. Interest is payable on the notes on January 1 and July 1 of each year.  The notes are redeemable at any time at their face value.

The $225.0 million loan was made pursuant to an intercompany credit agreement with Arch Coal.  Under the intercompany credit agreement, the Company may borrow up to $675.0 million through July 1, 2013, or such later date as designated by Arch Coal.  Interest on loans outstanding under the agreement is calculated at a per annum rate equal to the three month LIBOR rate plus 200 or 250 basis points, depending on the Company’s leverage ratio, as defined in the agreement, at the date the rate is determined. As of December 31, 2011and 2010,  the interest rate on the loan was 2.87% and 2.79%, respectively.  Interest is due on any outstanding loans on the first day of each calendar quarter.  The Company may repay the balance of the loan at any time, in whole or in part, without penalty. It is currently management’s intention not to prepay the balance of the loan within the next year.  Therefore, the loan is classified on the accompanying consolidated balance sheets as noncurrent.

8. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  At December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents approximate fair value.

Debt:  The fair value of the Company’s debt, excluding intercompany debt, was $451.7 million and $512.5 million at December 31, 2011 and 2010, respectively. Fair values are based upon observed prices in an active market when available or from valuation models using market information.

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

The Company’s allocated expense related to these plans was $8.4 million, $9.6 million and $12.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s balance sheet reflects its allocated portion of Arch Coal’s liabilities  related to its benefit plans, including amounts recorded through other comprehensive income. The Company’s recorded balance sheet amounts are as follows:

	December 31
	2011	2010
	(In thousands)
Accrued benefit liabilities (current)	$2,115	$1,230
Accrued benefit liabilities (noncurrent)	47,038	47,413
Accumulated other comprehensive loss	(14,540)	(21)

Other Plans

Arch Coal sponsors savings plans that have been established to assist eligible employees in providing for their future retirement needs. The Company’s expense related to the plans were $12.1 million in 2011, $11.4 million in 2010 and $9.5 million in 2009.

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

The following table describes the changes to the Company’s asset retirement obligation liability:

	Year Ended December 31
	2011	2010
	(In thousands)
Balance at January 1 (including current portion)	$308,395	$277,088
Accretion expense	26,541	23,952
Adjustments to the liability from changes in estimates	9,682	8,831
Liabilities settled	(25,932)	(1,476)
Balance at December 31	318,686	308,395
Current portion included in accrued expenses	(13,640)	(7,040)
Noncurrent liability	$305,046	$301,355

Liabilities settled of $25.9 million in 2011 mostly related to reclamation activities at the Black Thunder mining complex on a pit acquired with the Jacobs Ranch operations in 2009.

As of December 31, 2011, the Company had $34.0 million in surety bonds outstanding and $417.7 million in self-bonding to secure reclamation obligations.

11. Related Party Transactions

The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal, exclusive of borrowings under the intercompany credit agreement discussed in Note 7, “Debt and Financing Arrangements”, are recorded in the account.   The receivable from Arch Coal was approximately $1.7 billion and $1.5 billion, at December 31, 2011 and 2010, respectively. This amount earns interest from Arch Coal at the prime interest rate. Interest earned for the years ended December 31, 2011, 2010 and 2009 was $54.3 million, $52.2 million and $46.5 million, respectively. The current portion of the receivable balance at December 31, 2011 represents the amount needed to fund working capital and contractual purchase, service and lease obligations due within the next twelve months.

As mentioned in Note 7, “Debt and Financing Arrangements”, during September of 2010, the Company received a loan of $225.0 million and a repayment of a portion of the balance receivable from Arch Coal to redeem $500.0 million aggregate principal amount of the outstanding 2013 Notes at a redemption price of 101.125%. Interest incurred on the loan was $6.3 million and $1.9 million for the years ended December 31, 2011 and 2010, respectively.

On February 10, 2006, Arch Coal established an accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding.  During 2011, 2010 and 2009, the Company sold $1.7 billion, $1.7 billion and $1.4 billion of trade accounts receivable to Arch Coal, respectively, at a discount of $3.7 million, $4.0 million and $3.5 million, respectively.

The Company mines on tracts that are owned or leased by Arch Coal and subleased to the Company. Approximately 70% of the Company’s reserves are controlled under a lease with Arch Coal.  Royalties on all properties leased from Arch Coal are 7.0% of the value of the coal mined and removed from the leased land, pursuant to Federal coal regulations, plus all rents and royalties (excluding bonus bid obligations) due under Arch Coal’s subsidiary’s state and federal lease agreements. No advance royalties are required under the agreements. For the years ended December 31, 2011, 2010 and 2009, the Company incurred production royalties of $102.8 million, $92.4 million and $47.8 million, respectively, under sublease agreements with Arch Coal.

Amounts charged to the intercompany account for the Company’s allocated portion of contributions to the Arch Coal, Inc. Retirement Account Plan and to the Arch Coal, Inc. Postretirement Benefit Plan totaled $22.4 million, $10.9 million and $11.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $34.3 million, $36.0 million and $44.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Costs allocated in 2009 included costs related to the Jacobs Ranch acquisition.  Such amounts are reported as selling, general and administrative expenses in the accompanying consolidated statements of income.

12. Concentration of Credit Risk and Major Customers

The Company markets its steam coal principally to electric utilities in the United States.  Revenues from export sales were $167,097 in 2011, $40,949 in 2010 and $50,150 in 2009.  Arch Coal has a formal written credit policy that establishes procedures to determine creditworthiness and credit limits for trade customers. Generally, credit is extended based on an evaluation of the customer’s financial condition.  Collateral is not generally required, unless credit cannot be established. Credit losses are provided for in the financial statements and historically have been minimal.

The Company is committed under long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer. The Company and its operating subsidiaries sold approximately 132.0 million tons of coal in 2011. Approximately 77% of this tonnage (representing approximately 77% of the Company’s revenue) was sold under long-term contracts (contracts having a term of greater than one year). Long-term contracts range in remaining life from one to six years. Some of these contracts include pricing which is above current market prices. Sales (including spot sales) to significant customers were as follows:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Ameren	$119,212	$220,937	$189,768

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

Minimum payments due in future years under these agreements in effect at December 31, 2011 are as follows:

	Operating Leases	Royalties
	(In thousands)
2012	$23,506	$1,203
2013	22,698	1,117
2014	20,679	1,071
2015	14,701	938
2016	8,257	758
Thereafter	9,164	7,092
	$99,005	$12,179

Rental expense related to these operating leases amounted to $31.2 million in 2011, $32.3 million in 2010 and $33.5 million in 2009.  Royalty expense was $345.5 million, $322.3 million and $227.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, including $102.8 million, $92.4 million and $47.8 million, respectively, that were incurred under sublease agreements with Arch Coal. See Note 11, “Related Party Transactions” for further discussion of these agreements.

As of December 31, 2011, certain of the Company’s lease obligations were secured by outstanding surety bonds totaling $30.9 million.

14. Commitments and Contingencies

Arch Coal is a party to a number of transportation capacity throughput agreements, to secure port and rail capacity for its export shipments out of the West and Gulf coasts.  While the Company is not a party to these agreements if the contracted quantities are not fulfilled, Arch Coal would allocate any charges incurred to the Company.  The maximum liquidated damages under these contracts are approximately $45 million in 2012, $46 million in 2013, $47 million in 2014 and $39 million in 2015.

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

Operating segment results for the years ended December 31, 2011, 2010 and 2009 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes primarily corporate overhead and other support functions.

The amounts in the Corporate, Other and Eliminations represent primarily intercompany receivables.

	PRB	WBIT	Corporate, Other and Eliminations	Consolidated
	(In thousands)
December 31, 2011
Revenues	$1,588,962	$672,766	$—	$2,261,728
Income from operations	150,618	121,065	(29,171)	242,512
Total assets	1,108,651	655,169	1,745,013	3,508,833
Depreciation, depletion and amortization	80,852	78,109	—	158,961
Amortization of acquired sales contracts, net	19,458	—	—	19,458
Capital expenditures	108,223	66,357	—	174,580
December 31, 2010
Revenues	$1,510,825	$537,462	$—	$2,048,287
Income from operations	108,710	58,740	(33,101)	134,349
Total assets	1,064,879	649,843	1,531,908	3,246,630
Depreciation, depletion and amortization	88,784	78,476	—	167,260
Amortization of acquired sales contracts, net	35,606	—	—	35,606
Capital expenditures	37,141	65,471	—	102,612
December 31, 2009
Revenues	$1,112,371	$539,018	$—	$1,651,389
Income from operations	45,463	31,472	(37,625)	39,310
Total assets	1,051,007	693,972	1,562,934	3,307,913
Depreciation, depletion and amortization	78,174	81,581	—	159,755
Amortization of acquired sales contracts, net	19,934	(311)	—	19,623
Capital expenditures	58,155	67,299	—	125,454

Reconciliation of income from operations to net income:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Income from operations	$242,512	$134,349	$39,310
Interest expense	(41,503)	(61,614)	(67,605)
Interest income	54,312	52,444	46,571
Net loss resulting from early retirement of debt	—	(6,776)	—
Net income	$255,321	$118,403	$18,276

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

Condensed Consolidating Statements of Income

Year Ended December 31, 2011

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$1,858,872	$402,856	$—	$2,261,728
Cost of sales	(3,592)	—	1,528,551	287,499	—	1,812,458
Depreciation, depletion and amortization	—	—	116,213	42,750	(2)	158,961
Amortization of acquired sales contracts, net	—	—	19,458	—	—	19,458
Selling, general and administrative expenses	34,313	—	—	—	—	34,313
Other operating income, net	(1,562)	—	(3,578)	(834)	—	(5,974)
	29,159	—	1,660,644	329,415	(2)	2,019,216
Income from investment in subsidiaries	270,520	—	—	—	(270,520)	—

Income from operations	241,361	—	198,228	73,441	(270,518)	242,512

Interest income (expense), net
Interest expense	(40,293)	(30,751)	(136)	(698)	30,375	(41,503)
Interest income	54,251	30,375	—	61	(30,375)	54,312
	13,958	(376)	(136)	(637)	—	12,809

Net income (loss)	$255,319	$(376)	$198,092	$72,804	$(270,518)	$255,321

Condensed Consolidating Statements of Income

Year Ended December 31, 2010

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$1,679,460	$368,827	$—	$2,048,287
Cost of sales	(2,422)	—	1,394,853	290,005	(2,564)	1,679,872
Depreciation, depletion and amortization	—	—	119,109	48,151	—	167,260
Amortization of acquired sales contracts, net	—	—	35,606	—	—	35,606
Selling, general and administrative expenses	35,989	—	—	—	—	35,989
Other operating income, net	(467)	—	(3,178)	(3,708)	2,564	(4,789)
	33,100	—	1,546,390	334,448	—	1,913,938
Income from investment in subsidiaries	158,865	—	—	—	(158,865)	—

Income from operations	125,765	—	133,070	34,379	(158,865)	134,349

Interest income (expense), net
Interest expense	(59,435)	(54,280)	—	(774)	52,875	(61,614)
Interest income	52,073	52,875	288	83	(52,875)	52,444
	(7,362)	(1,405)	288	(691)	—	(9,170)
Other non-operating expenses
Net loss resulting from early retirement of debt	—	(6,776)	—	—	—	(6,776)

Net income (loss)	$118,403	$(8,181)	$133,358	$33,688	$(158,865)	$118,403

Condensed Consolidating Statements of Income
Year Ended December 31, 2009
(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues	$—	$—	$1,252,732	$398,657	$—	$1,651,389
Cost of sales	647	—	1,102,788	298,240	(3,012)	1,398,663
Depreciation, depletion and amortization	—	—	103,161	56,594	—	159,755
Amortization of acquired sales contracts, net	—	—	19,934	(311)	—	19,623
Selling, general and administrative expenses	44,513	—	—	—	—	44,513
Other operating income, net	(7,549)	—	(2,333)	(3,605)	3,012	(10,475)
	37,611	—	1,223,550	350,918	—	1,612,079
Income from investment in subsidiaries	77,243	—	—	—	(77,243)	—

Income from operations	39,632	—	29,182	47,739	(77,243)	39,310

Interest income (expense), net
Interest expense	(67,666)	(64,095)	981	(950)	64,125	(67,605)
Interest income	46,310	64,125	30	231	(64,125)	46,571
	(21,356)	30	1,011	(719)	—	(21,034)

Net income	$18,276	$30	$30,193	$47,020	$(77,243)	$18,276

Condensed Consolidating Balance Sheets

December 31, 2011

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$—	$75,058	$35	$—	$75,093
Receivables	2,012	—	887	2,065	—	4,964
Receivable from Arch Coal	473,803	—	—	—	—	473,803
Intercompanies	(457,908)	15,188	342,486	100,234	—	—
Inventories	—	—	114,406	56,033	—	170,439
Other	8,820	1,017	6,035	6,290	—	22,162
Total current assets	26,727	16,205	538,872	164,657	—	746,461
Property, plant and equipment, net	—	—	1,248,892	265,620	(13)	1,514,499
Investment in subsidiaries	3,051,144	—	—	—	(3,051,144)	—
Receivable from Arch Coal	1,213,354	—	—	21,564	—	1,234,918
Intercompanies	(1,948,670)	455,385	1,245,698	247,587	—	—
Other	1,369	502	7,066	4,018	—	12,955
Total other assets	2,317,197	455,887	1,252,764	273,169	(3,051,144)	1,247,873
Total assets	$2,343,924	$472,092	$3,040,528	$703,446	$(3,051,157)	$3,508,833
Accounts payable	$14,754	—	$145,793	$22,604	$—	$183,151
Accrued expenses and other current liabilities	3,153	15,188	140,836	7,585	—	166,762
Total current liabilities	17,907	15,188	286,629	30,189	—	349,913
Long-term debt	—	450,971	—	—	—	450,971
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	296,302	8,744	—	305,046
Accrued postretirement benefits other than pension	2,968	—	10,475	8,752	—	22,195
Accrued pension benefits	8,943	—	5,299	10,601	—	24,843
Other noncurrent liabilities	2,332	—	37,563	4,209	—	44,104
Total liabilities	257,150	466,159	636,268	62,495	—	1,422,072
Redeemable membership interest	11,534	—	—	—	—	11,534
Non-redeemable membership interest	2,075,240	5,933	2,404,260	640,951	(3,051,157)	2,075,227
Total liabilities and membership interests	$2,343,924	$472,092	$3,040,528	$703,446	$(3,051,157)	$3,508,833

Condensed Consolidating Balance Sheets

December 31, 2010

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$1,613	$—	$78,070	$134	$—	$79,817
Receivables	1,033	—	663	319	—	2,015
Receivable from Arch Coal	582,384	—	—	—	—	582,384
Intercompanies	(519,808)	15,188	341,981	162,639	—	—
Inventories	—	—	104,394	46,025	—	150,419
Other	10,096	1,015	4,129	6,195	—	21,435
Total current assets	75,318	16,203	529,237	215,312	—	836,070
Property, plant and equipment, net	—	—	1,223,493	265,350	—	1,488,843
Investment in subsidiaries	2,789,637	—	—	—	(2,789,637)	—
Receivable from Arch Coal	888,306	—	—	22,491	—	910,797
Intercompanies	(1,609,147)	455,401	1,023,119	130,627	—	—
Other	1,402	1,511	3,802	4,205	—	10,920
Total other assets	2,070,198	456,912	1,026,921	157,323	(2,789,637)	921,717
Total assets	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630
Accounts payable	$2,604	$—	$102,290	$16,776	$—	$121,670
Accrued expenses and other current liabilities	5,714	15,188	122,473	9,766	—	153,141
Commercial paper	56,904	—	—	—	—	56,904
Total current liabilities	65,222	15,188	224,763	26,542	—	331,715
Long-term debt	—	451,618	—	—	—	451,618
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	290,473	10,882	—	301,355
Accrued postretirement benefits other than pension	3,629	—	11,571	8,309	—	23,509
Accrued pension benefits	3,342	—	11,962	8,600	—	23,904
Other noncurrent liabilities	1,809	—	36,972	4,234	—	43,015
Total liabilities	299,002	466,806	575,741	58,567	—	1,400,116
Redeemable membership interest	10,444	—	—	—	—	10,444
Non-redeemable membership interest	1,836,070	6,309	2,203,910	579,418	(2,789,637)	1,836,070
Total liabilities and membership interests	$2,145,516	$473,115	$2,779,651	$637,985	$(2,789,637)	$3,246,630

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2011

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(5,865)	$—	$370,878	$100,232	$465,245
Investing Activities
Capital expenditures	—	—	(128,008)	(46,572)	(174,580)
Change in receivable from Arch Coal	(235,578)	—	—	927	(234,651)
Proceeds from dispositions of property, plant and equipment	—	—	85	71	156
Additions to prepaid royalties	—	—	(3,772)	(202)	(3,974)
Cash used in investing activities	(235,578)	—	(131,695)	(45,776)	(413,049)
Financing Activities
Net repayments on commercial paper	(56,904)	—	—	—	(56,904)
Debt financing costs	—	(16)	—	—	(16)
Transactions with affiliates, net	296,734	16	(242,195)	(54,555)	—
Cash provided by (used in) financing activities	239,830	—	(242,195)	(54,555)	(56,920)
Decrease in cash and cash equivalents	(1,613)	—	(3,012)	(99)	(4,724)
Cash and cash equivalents, beginning of period	1,613	—	78,070	134	79,817
Cash and cash equivalents, end of period	$—	$—	$75,058	$35	$75,093

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2010

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(40,833)	$(17,626)	$418,073	$78,762	$438,376
Investing Activities
Capital expenditures	—	—	(78,719)	(23,893)	(102,612)
Change in receivable from Arch Coal	3,083	—	—	9,720	12,803
Proceeds from dispositions of property, plant and equipment	—	—	50	29	79
Additions to prepaid royalties	—	—	(2,509)	(465)	(2,974)
Cash provided by (used in) investing activities	3,083	—	(81,178)	(14,609)	(92,704)
Financing Activities
Payments to retire debt	—	(505,627)	—	—	(505,627)
Loan from Arch Coal	225,000	—	—	—	225,000
Net proceeds from commercial paper	7,452	—	—	—	7,452
Debt financing costs	(375)	(15)	—	—	(390)
Contribution from redeemable membership interest	891	—	—	—	891
Transactions with affiliates, net	(200,319)	523,268	(258,886)	(64,063)	—
Cash provided by (used in) financing activities	32,649	17,626	(258,886)	(64,063)	(272,674)
Increase (decrease) in cash and cash equivalents	(5,101)	—	78,009	90	72,998
Cash and cash equivalents, beginning of period	6,714	—	61	44	6,819
Cash and cash equivalents, end of period	$1,613	$—	$78,070	$134	$79,817

Condensed Consolidating Statements of Cash Flows

Year Ended December 31, 2009

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(95,111)	$824	$171,532	$100,874	$178,119
Investing Activities
Capital expenditures	—	—	(101,887)	(23,567)	(125,454)
Change in receivable from Arch Coal	(30,440)	—	—	(2,344)	(32,784)
Additions to prepaid royalties	—	—	(2,209)	(582)	(2,791)
Proceeds from dispositions of property, plant and equipment	—	—	66	25	91
Reimbursement of deposits on equipment	—	—	3,209	—	3,209
Cash used in investing activities	(30,440)	—	(100,821)	(26,468)	(157,729)
Financing Activities
Net repayments on commercial paper	(16,219)	—	—	—	(16,219)
Debt financing costs	(188)	(15)	—	—	(203)
Transactions with affiliates, net	145,982	(809)	(70,734)	(74,439)	—
Cash provided by (used in) financing activities	129,575	(824)	(70,734)	(74,439)	(16,422)
Increase (decrease) in cash and cash equivalents	4,024	—	(23)	(33)	3,968
Cash and cash equivalents, beginning of period	2,690	—	84	77	2,851
Cash and cash equivalents, end of period	$6,714	$—	$61	$44	$6,819

ARCH WESTERN RESOURCES, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions(a)	Balance at End of Year
	(In thousands)
Year Ended Dec. 31, 2011
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	11,727	1,566	—	1,182	12,111
Year Ended Dec. 31, 2010
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	12,583	1,774	—	2,630	11,727
Year Ended Dec. 31, 2009
Reserves deducted from asset accounts
Other assets — other notes and accounts receivable	$—	$—	$—	$—	$—
Current assets — repair parts and supplies inventories	11,987	1,210	—	612	12,583

(a)          Reserves utilized, unless otherwise indicated.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Western Resources, LLC

/s/ Paul A. Lang
Paul A. Lang
President
March 30, 2012

KNOW ALL PERSONS BY THESE PRESENTS:  That each of the undersigned member and officers of Arch Western Resources, LLC, a Delaware limited liability company, hereby constitutes and appoints Robert G. Jones and Jon S. Ploetz, and each of them, its or his true and lawful attorney-in-fact and agent, with full power to act without the other, to sign Arch Western Resources, LLC’s Annual Report on Form 10-K for the year ended December 31, 2011, to be filed with the Securities and Exchange Commission under the provisions of the Securities Exchange Act of 1934, as amended; to file such Annual Report and the exhibits thereto and any and all other documents in connection therewith, including without limitation, amendments thereto, with the Securities and Exchange Commission; and to do and perform any and all other acts and things requisite and necessary to be done in connection with the foregoing as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures		Capacity	Date
/s/ Paul A. Lang		Paul A. Lang	March 30, 2012
President
(Principal Executive Officer)

/s/ John T. Drexler		John T. Drexler	March 30, 2012
Vice President
(Principal Financial Officer)

Arch Western Acquisition Corporation		Sole Managing Member	March 30, 2012

By:	/s/ John T. Drexler

John T. Drexler, Vice President

Exhibit Index

Exhibit	Description

3.1	Certificate of Formation (incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-107569) filed by Arch Western Finance, LLC on August 1, 2003).

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

4.3	Form of 6¾% Senior Notes due 2013 (included in Exhibit 4.1).

4.4	Form of Guarantee of 6¾% Senior Notes due 2013 (included in Exhibit 4.1).

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

10.20	Second Amendment to Purchase and Sale Agreement, dated November 11, 2011, by and among various entities party thereto, as originators, and Arch Coal, Inc.

21.1	Subsidiaries of the registrant.

24.1	Power of attorney (included on signature page hereto).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul A. Lang.

31.2	Rule 13a-14(a)/15d-14(a) Certification of John T. Drexler.

32.1	Section 1350 Certification of Paul A. Lang.

32.2	Section 1350 Certification of John T. Drexler.

95	Mine Safety Disclosure Exhibit

101	Interactive Data File