Form 10-Q
period 2012-03-31
ARCH WESTERN RESOURCES LLC
filed 2012-05-15
CIK 1255895

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

At May 15, 2012, the registrant’s common equity consisted solely of undenominated membership interests, 99.5% of which were held by Arch Western Acquisition Corporation and 0.5% of which were held by a subsidiary of BP p.l.c.

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenues	$540,922	$534,405

Costs, expenses and other
Cost of sales	448,053	423,324
Depreciation, depletion and amortization	38,735	39,586
Amortization of acquired sales contracts, net	(816)	5,944
Selling, general and administrative expenses	9,464	9,298
Other operating income, net	(1,275)	(1,174)
	494,161	476,978

Income from operations	46,761	57,427

Interest income (expense), net
Interest expense	(10,305)	(10,491)
Interest income, primarily from Arch Coal, Inc.	13,882	12,857
	3,577	2,366

Net income	$50,338	$59,793
Net income attributable to redeemable membership interest	$203	$273
Net income attributable to non-redeemable membership interest	$50,135	$59,520

Total comprehensive income	$50,878	$59,712

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$70,207	$75,093
Receivables	2,900	4,964
Receivable from Arch Coal, Inc.	465,897	473,803
Inventories	231,789	170,439
Other	13,618	22,162
Total current assets	784,411	746,461

Property, plant and equipment, net	1,494,422	1,514,499

Other assets:
Receivable from Arch Coal, Inc.	1,206,985	1,234,918
Other	16,341	12,955
Total other assets	1,223,326	1,247,873

Total assets	$3,502,159	$3,508,833

LIABILITIES AND MEMBERSHIP INTERESTS

Current liabilities:
Accounts payable	$133,549	$183,151
Accrued expenses	157,579	166,762
Total current liabilities	291,128	349,913

Long-term debt	450,809	450,971
Note payable to Arch Coal, Inc.	225,000	225,000
Asset retirement obligations	289,714	305,046
Accrued postretirement benefits other than pension	22,781	22,195
Accrued pension benefits	23,968	24,843
Accrued workers’ compensation	6,840	6,564
Other noncurrent liabilities	54,301	37,540
Total liabilities	1,364,541	1,422,072

Redeemable membership interest	11,739	11,534

Non-redeemable membership interest	2,125,879	2,075,227

Total liabilities and membership interests	$3,502,159	$3,508,833

Arch Western Resources, LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Operating Activities
Net income	$50,338	$59,793
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation, depletion and amortization	38,735	39,586
Amortization of acquired sales contracts, net	(816)	5,944
Amortization relating to financing activities	267	314
Changes in:
Receivables	2,065	(1,737)
Inventories	(61,350)	(19,210)
Accounts payable and accrued expenses	(58,712)	(33,434)
Other	9,687	15,683

Cash provided by (used in) operating activities	(19,786)	66,939

Investing Activities
Capital expenditures	(18,437)	(14,197)
Change in receivable from Arch Coal, Inc.	36,719	(70,140)
Proceeds from dispositions of property, plant and equipment	62	14
Additions to prepaid royalties	(3,444)	—

Cash provided by (used in) investing activities	14,900	(84,323)

Financing Activities
Net proceeds from (repayments on) commercial paper	—	3,681

Cash provided by financing activities	—	3,681

Decrease in cash and cash equivalents	(4,886)	(13,703)
Cash and cash equivalents, beginning of period	75,093	79,817

Cash and cash equivalents, end of period	$70,207	$66,114

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

On April 9, 2012, Delta Housing, Inc., the other member in Arch Western, exercised their contractual right to require Arch Coal to purchase their membership interests in Arch Western. The negotiation of this sale and purchase is ongoing.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and U.S. Securities and Exchange Commission regulations.  In the opinion of management, all adjustments, consisting of normal, recurring accruals considered necessary for a fair presentation, have been included. Results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the audited financial statements and related notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.

2.        Accounting Policies

There are no new accounting pronouncements whose adoption is expected to have a material impact on the Company’s condensed consolidated financial statements.

3.        Debt

On May 1, 2012, Arch Western Finance commenced a cash tender offer for any and all of its outstanding $450.0 million aggregate principal amount of 6 ¾% Senior Notes due 2013. In connection with the tender offer, Arch Western Finance is soliciting consents from the holders of the senior notes for certain proposed amendments to the indenture governing the notes that eliminates most of the covenants and certain default provisions applicable to the senior notes, as well as reduces the minimum notice period in the optional redemption provision of the senior notes from 30 days to three days. If Arch Western Finance purchases less than all of the outstanding senior notes in the tender offer, it intends to redeem any senior notes that remain outstanding. The terms and conditions of the tender offer and consent solicitation are described in an Offer to Purchase and Consent Solicitation Statement (the “Statement”) and a related Consent and Letter of Transmittal (the “Letter of Transmittal”), which have been sent to holders of the senior notes. The Consent Solicitation expires on May 14, 2012, prior to which the consideration for each $1,000 of principal is $1,002.50. For notes tendered after the expiration of the Consent Solicitation and before May 29, 2012, the end of the tender offer, the consideration for each $1,000 of principal is $972.50.

The tender offer will be funded with a loan from Arch Coal.

4.        Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(In thousands)
Coal	$116,958	$65,790
Repair parts and supplies, net of allowance	114,831	104,649
	$231,789	$170,439

The repair parts and supplies are stated net of an allowance for slow-moving and obsolete inventories of $12.4 million at March 31, 2012, and $12.1 million at December 31, 2011.

5.        Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  At March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents approximate fair value.

Debt:  The fair value of the Company’s debt, excluding intercompany debt, was $448.9 million and $451.7 million at March 31, 2012 and December 31, 2011, respectively.  The fair values are based upon observed prices in an active market, and as such are classified as Level 1 in the fair value hierarchy.

6.        Related Party Transactions

Transactions with Arch Coal may not be at arm’s length.  If the transactions were negotiated with an unrelated party, the impact could be material to the Company’s results of operations.

The Company’s cash transactions are managed by Arch Coal. Cash paid to or from the Company that is not considered a distribution or a contribution is recorded in an Arch Coal receivable account. In addition, any amounts owed between the Company and Arch Coal, exclusive of borrowings under the intercompany credit agreement are recorded in the account. At March 31, 2012 and December 31, 2011, the receivable from Arch Coal was approximately $1.7 billion. This amount earns interest from Arch Coal at the prime interest rate. Interest earned on the note was $13.9 million and $12.9 million for the three months ended March 31, 2012 and 2011, respectively. The current portion of the receivable at March 31, 2012 and December 31, 2011, represents the amounts needed to fund working capital and contractual purchase, service and lease obligations due within the next twelve months.

Interest incurred on the intercompany note payable to Arch Coal was $1.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

The Company is a party to Arch Coal’s accounts receivable securitization program. Under the program, the Company sells its receivables to Arch Coal without recourse at a discount based on the prime rate and days sales outstanding. During the three months ended March 31, 2012 and 2011, the Company sold $384.7 million and $397.3 million, respectively, of trade accounts receivable to Arch Coal at a discount of $0.9 million for both periods.

For the three months ended March 31, 2012 and 2011, the Company incurred production royalties of $24.7 million and $24.7 million, respectively, under sublease agreements with Arch Coal.

The Company is charged selling, general and administrative services fees by Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on behalf of the Company. Amounts allocated to the Company by Arch Coal were $9.5 million and $9.3 million for the three months ended March 31, 2012 and 2011, respectively. Such amounts are reported as selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

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

8.        Segment Information

The Company has two reportable business segments which are based on the major low-sulfur coal basins in which the Company operates. Both of these reportable business segments include a number of mine complexes. The Company manages its coal sales by coal basin, not by individual mine complex. Geology, coal transportation routes to customers, regulatory environments and coal quality are generally consistent within a basin. Accordingly, market and contract pricing have developed by coal basin. Mine operations are evaluated based on their per-ton operating costs (defined as including all mining costs but excluding pass-through transportation expenses), as well as on other non-financial measures, such as safety and environmental performance. The Company’s reportable segments are the Powder River Basin (PRB) segment, with operations in Wyoming, and the Western Bituminous (WBIT) segment, with operations in Utah, Colorado and southern Wyoming.

Operating segment results for the three months ended March 31, 2012 and 2011 are presented below. Results for the operating segments include all direct costs of mining. Corporate, Other and Eliminations includes primarily corporate overhead and other support functions.

	PRB	WBIT	Corporate, Other and Eliminations	Consolidated
	(In thousands)

Three months ended March 31, 2012
Revenues	$396,363	$144,559	$—	$540,922
Income from operations	26,470	31,203	(10,912)	46,761
Depreciation, depletion and amortization	20,152	18,583	—	38,735
Amortization of acquired sales contracts, net	(816)	—	—	(816)
Capital expenditures	3,300	15,137	—	18,437

Three months ended March 31, 2011
Revenues	$378,966	$155,439	$—	$534,405
Income from operations	39,510	26,896	(8,979)	57,427
Depreciation, depletion and amortization	19,866	20,514	(794)	39,586
Amortization of acquired sales contracts, net	5,944	—	—	5,944
Capital expenditures	2,420	11,777	—	14,197

A reconciliation of segment income from operations to consolidated net income is presented below.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Income from operations	$46,761	$57,427
Interest expense	(10,305)	(10,491)
Interest income	13,882	12,857

Net income	$50,338	$59,793

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

Condensed Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2012

(in thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Coal sales	$—	$—	$461,509	$79,413	$—	$540,922
Cost of coal sales	1,555	—	402,440	44,058	—	448,053
Depreciation, depletion and amortization	—	—	29,811	8,925	(1)	38,735
Amortization of acquired sales contracts, net	—	—	(816)	—	—	(816)
Selling, general and administrative expenses	9,464	—	—	—	—	9,464
Other operating income, net	(107)	—	(873)	(295)	—	(1,275)
	10,912	—	430,562	52,688	(1)	494,161
Income from investment in subsidiaries	57,420	—	—	—	(57,420)	—

Income from operations	46,508	—	30,947	26,725	(57,419)	46,761

Interest expense	(10,037)	(7,688)	(15)	(159)	7,594	(10,305)
Interest income	13,865	7,594	—	17	(7,594)	13,882
	3,828	(94)	(15)	(142)	—	3,577

Net income (loss)	$50,336	$(94)	$30,932	$26,583	$(57,419)	$50,338

Total comprehensive income	$50,336	$(94)	$31,333	$26,722	$(57,419)	$50,878

Condensed Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2011

(in thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Coal sales	$—	$—	$438,758	$95,647	$—	$534,405
Cost of coal sales	485	—	354,899	67,940	—	423,324
Depreciation, depletion and amortization	(794)	—	28,849	11,531	—	39,586
Amortization of acquired sales contracts, net	—	—	5,944	—	—	5,944
Selling, general and administrative expenses	9,298	—	—	—	—	9,298
Other operating income, net	(10)	—	(900)	(264)	—	(1,174)
	8,979	—	388,792	79,207	—	476,978
Income from investment in subsidiaries	66,168	—	—	—	(66,168)	—

Income from operations	57,189	—	49,966	16,440	(66,168)	57,427

Interest expense	(10,237)	(7,688)	—	(160)	7,594	(10,491)
Interest income	12,841	7,594	—	16	(7,594)	12,857
	2,604	(94)	—	(144)	—	2,366
Net income (loss)	$59,793	$(94)	$49,966	$16,296	$(66,168)	$59,793

Total comprehensive income	$59,793	$(94)	$49,924	$16,257	$(66,168)	$59,712

Condensed Consolidating Balance Sheets

March 31, 2012

(in thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$—	$70,053	$154	$—	$70,207
Receivables	558	—	453	1,889	—	2,900
Receivable from Arch Coal	465,897	—	—	—	—	465,897
Intercompanies	(443,101)	7,594	322,990	112,517	—	—
Inventories	—	—	152,125	79,664	—	231,789
Other	6,099	1,011	3,837	2,671	—	13,618
Total current assets	29,453	8,605	549,458	196,895	—	784,411

Property, plant and equipment, net	—	—	1,224,576	269,858	(12)	1,494,422

Investment in subsidiaries	3,037,057	—	—	—	(3,037,057)	—
Receivable from Arch Coal	1,191,068	—	—	15,917	—	1,206,985
Intercompanies	(1,862,475)	455,386	1,177,272	229,817	—	—
Other	1,588	252	10,507	3,994	—	16,341
Total other assets	2,367,238	455,638	1,187,779	249,728	(3,037,057)	1,223,326
Total assets	$2,396,691	$464,243	$2,961,813	$716,481	$(3,037,069)	$3,502,159

Accounts payable	$19,769	$—	$89,920	$23,860	$—	$133,549
Accrued expenses	3,585	7,594	138,604	7,796	—	157,579
Commercial paper and current portion of long-term debt	—	—	—	—	—	—
Total current liabilities	23,354	7,594	228,524	31,656	—	291,128
Long-term debt	—	450,809	—	—	—	450,809
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	280,769	8,945	—	289,714
Accrued postretirement benefits other than pension	2,475	—	11,707	8,599	—	22,781
Accrued pension benefits	5,672	—	7,115	11,181	—	23,968
Accrued workers’ compensation	241	—	2,422	4,177	—	6,840
Other noncurrent liabilities	2,319	—	51,944	38	—	54,301
Total liabilities	259,061	458,403	582,481	64,596	—	1,364,541
Redeemable membership interest	11,739	—	—	—	—	11,739
Non-redeemable membership interest	2,125,891	5,840	2,379,332	651,885	(3,037,069)	2,125,879
Total liabilities and membership interests	$2,396,691	$464,243	$2,961,813	$716,481	$(3,037,069)	$3,502,159

Condensed Consolidating Balance Sheets

December 31, 2011

(In thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents	$—	$—	$75,058	$35	$—	$75,093
Receivables	2,012	—	887	2,065	—	4,964
Receivable from Arch Coal	473,803	—	—	—	—	473,803
Intercompanies	(457,908)	15,188	342,486	100,234	—	—
Inventories	—	—	114,406	56,033	—	170,439
Other	8,820	1,017	6,035	6,290	—	22,162
Total current assets	26,727	16,205	538,872	164,657	—	746,461
Property, plant and equipment, net	—	—	1,248,892	265,620	(13)	1,514,499
Investment in subsidiaries	3,051,144	—	—	—	(3,051,144)	—
Receivable from Arch Coal	1,213,354	—	—	21,564	—	1,234,918
Intercompanies	(1,948,670)	455,385	1,245,698	247,587	—	—
Other	1,369	502	7,066	4,018	—	12,955
Total other assets	2,317,197	455,887	1,252,764	273,169	(3,051,144)	1,247,873
Total assets	$2,343,924	$472,092	$3,040,528	$703,446	$(3,051,157)	$3,508,833

Accounts payable	$14,754	$—	$145,793	$22,604	$—	$183,151
Accrued expenses and other current liabilities	3,153	15,188	140,836	7,585	—	166,762
Total current liabilities	17,907	15,188	286,629	30,189	—	349,913
Long-term debt	—	450,971	—	—	—	450,971
Note payable to Arch Coal	225,000	—	—	—	—	225,000
Asset retirement obligations	—	—	296,302	8,744	—	305,046

Accrued postretirement benefits other than pension	2,968	—	10,475	8,752	—	22,195

Accrued pension benefits	8,943	—	5,299	10,601	—	24,843
Other noncurrent liabilities	2,332	—	37,563	4,209	—	44,104
Total liabilities	257,150	466,159	636,268	62,495	—	1,422,072
Redeemable membership interest	11,534	—	—	—	—	11,534
Non-redeemable membership interest	2,075,240	5,933	2,404,260	640,951	(3,051,157)	2,075,227
Total liabilities and membership interests	$2,343,924	$472,092	$3,040,528	$703,446	$(3,051,157)	$3,508,833

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$54,302	$—	$(63,874)	$(10,214)	$(19,786)

Investing Activities
Capital expenditures	—	—	(5,297)	(13,140)	(18,437)
Change in receivable from Arch Coal, Inc.	31,072	—	—	5,647	36,719
Proceeds from dispositions of property, plant and equipment	6	—	—	56	62
Additions to prepaid royalties		—	(3,444)		(3,444)
Cash used in investing activities	31,078	—	(8,741)	(7,437)	14,900

Financing Activities
Cash provided by (used in) financing activities	(85,380)		67,610	17,770	—

Decrease in cash and cash equivalents	—	—	(5,005)	119	(4,886)
Cash and cash equivalents, beginning of period	—	—	75,058	35	75,093
Cash and cash equivalents, end of period	$—	$—	$70,053	$154	$70,207

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(in thousands)

	Parent Company	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated

Cash provided by (used in) operating activities	$(5,219)	(7,594)	$56,358	$23,394	$66,939

Investing Activities
Capital expenditures	—	—	(5,555)	(8,642)	(14,197)
Change in receivable from Arch Coal, Inc.	(71,067)	—	—	927	(70,140)
Proceeds from dispositions of property, plant and equipment	—	—	1	13	14
Cash used in investing activities	(71,067)	—	(5,554)	(7,702)	(84,323)

Financing Activities
Net proceeds fom commercial paper	3,681	—	—	—	3,681
Transactions with affiliates, net	71,949	7,594	(63,829)	(15,714)	—
Cash provided by (used in) financing activities	75,630	7,594	(63,829)	(15,714)	3,681

Decrease in cash and cash equivalents	(656)	—	(13,025)	(22)	(13,703)
Cash and cash equivalents, beginning of period	1,613	—	78,070	134	79,817
Cash and cash equivalents, end of period	$957	$—	$65,045	$112	$66,114

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This document contains “forward-looking statements” — that is, statements related to future, not past, events.  In this context, forward-looking statements often address our expected future business and financial performance, and often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.”  Forward-looking statements by their nature address matters that are, to different degrees, uncertain.  For us, particular uncertainties arise from changes in the demand for our coal by the domestic electric generation industry; from legislation and regulations relating to the Clean Air Act and other environmental initiatives; from regulations relating to mine safety; from operational, geological, permit, labor and weather-related factors; from fluctuations in the amount of cash we generate from operations; from future integration of acquired businesses; and from numerous other matters of national, regional and global scale, including those of a political, economic, business, competitive or regulatory nature.  These uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.  We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.  For a description of some of the risks and uncertainties that may affect our future results, see “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Weakness in the U.S. thermal coal markets impacted our first quarter results resulting from an unprecedented build in power generator coal stockpiles year to date and the continued erosion in natural gas prices.  We expect U.S. coal consumption for power generation to decline by at least 75 million tons in 2012, as compared to 2011, due to unfavorable weather trends that have reduced power demand and contributed to a natural gas surplus.  These factors have led to an increase in U.S. coal generator stockpiles to date in 2012.  The industry has responded with supply reductions.  Mine Safety and Health Administration data suggests that total domestic production decreased 14 million tons during the first quarter of 2012, and we expect further reductions as 2012 progresses.

In response to these market conditions, we further curtailed our production expectations for 2012 and we have taken steps to increase operational efficiency and productivity. In the Powder River Basin, we idled one dragline, and placed another into reclamation efforts during the first quarter of 2012.

We expect that coal exports will somewhat offset the weakness in domestic markets.  The global cross-border hard coal trade through March 2012 is on pace to exceed the 1.2 billion-ton record set in 2011. More than 185 new coal-fueled plants are expected to come online in 2012, resulting in approximately 400 million tons of incremental annual coal demand.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary.  Our results during the first quarter of 2012 when compared to the first quarter of 2011 were impacted substantially by our production cutbacks in response to weak market conditions, which offset the impact of higher sales pricing in all regions.

Revenues.  The following table summarizes information about coal sales for the three months ended March 31, 2012 and compares it with the information for the three months ended March 31, 2011.

	Three Months Ended March 31		Increase (Decrease)
	2012	2011	Amount	%
	(In thousands, except per ton data and percentages)
Revenues	$540,922	$534,405	$6,517	1.2%
Tons Sold	30,195	32,310	(2,115)	(6.5)%
Coal sales realization per ton sold	$17.91	$16.54	$1.37	8.3%

Coal sales increased slightly in the first quarter of 2012 as compared to the first quarter of 2011, as higher pricing offset lower sales volumes in both regions. We have provided more information about the tons sold and the coal sales realizations per ton by operating segment under the heading “Operating segment results”.

Costs, expenses and other.  The following table summarizes costs, expenses and other components of operating income for the three months ended March 31, 2012 and compares them with the information for the three months ended March 31, 2011.

	Three Months Ended March 31		Increase (Decrease) in Net Income
	2012	2011	Amount	%
	(In thousands, except per ton data and percentages)
Cost of sales	$448,053	$423,324	$(24,729)	(5.8)%
Depreciation, depletion and amortization	38,735	39,586	851	2.1
Sales contract amortization	(816)	5,944	6,760	113.7
Selling, general and administrative	9,464	9,298	(166)	(1.8)
Other operating income, net	(1,275)	(1,174)	101	8.6
	$494,161	$476,978	$(17,183)	(3.6)%

Cost of coal sales. Our cost of coal sales was higher in 2012 when compared with the same period in 2011 due to increased transportation costs primarily resulting from increased export shipments, and an increase in sales-sensitive costs. We have provided more information about our operating segments’ performance and profitability under the heading “Operating segment results”.

Depreciation, depletion and amortization. When compared with the first quarter of 2011, depreciation, depletion and amortization costs in 2012 decreased slightly from the impact of lower production and sales volumes on assets amortized or depleted on the basis of tons produced.

Amortization of acquired sales contracts, net. Arch Coal acquired both above- and below-market sales contracts with the Jacobs Ranch mining operation acquired in 2009. The sales contracts were not contributed to us; however, the amortization of these acquired sales contracts is reflected in our results. The fair values of acquired sales contracts are amortized over the tons of coal shipped during the term of the contracts. The remaining amortizable amount of these sales contracts is a liability of $12.6 million at March 31, 2012.

Selling, general and administrative expenses.  Selling, general and administrative expenses represent expenses allocated to us from Arch Coal. Expenses are allocated based on Arch Coal’s best estimates of proportional or incremental costs, whichever is more representative of costs incurred by Arch Coal on our behalf.

Operating segment results.  The following table shows results by operating segment for the three months ended March 31,2012 and compares it with information for the three months ended March 31, 2011.

	Three Months Ended March 31		Increase (Decrease)
(In thousands, except per ton data and percentages)	2012	2011	Amount	%

Powder River Basin
Tons sold (in thousands)	26,934	28,124	(1,190)	(4.2)%
Coal sales realization per ton sold (1)	$13.84	$13.34	$0.50	3.7%
Operating margin per ton sold (2)	$0.95	$1.37	$(0.42)	(30.7)%

Western Bituminous
Tons sold (in thousands)	3,261	4,186	(925)	(22.1)%
Coal sales realization per ton sold (1)	$36.31	$34.87	$1.44	4.1%
Operating margin per ton sold (2)	$9.46	$6.35	$3.11	49.0%

(1)          Coal sales prices per ton exclude certain transportation costs that we pass through to our customers.  We use these financial measures because we believe the amounts as adjusted better represent the coal sales prices we achieved within our operating segments.  Since other companies may calculate coal sales prices per ton differently, our calculation may not be comparable to similarly titled measures used by those companies.  For the three months ended March 31, 2012, transportation costs per ton were $0.88 for the Powder River Basin and $7.86 for the Western Bituminous region.  For the three months ended March 31, 2011, transportation costs per ton were $0.13 for the Powder River Basin and $2.25 for the Western Bituminous region.

(2)          Operating margin per ton sold is calculated as coal sales revenues less cost of coal sales and depreciation, depletion and amortization divided by tons sold.

Powder River Basin — The lower operating margin per ton sold in the Powder River Basin 2012 when compared with 2011 is the result of lower sales volumes from the production cutbacks in response to market conditions. Per-ton costs were higher due to the lower production levels, which offset the impact of slightly higher per-ton selling prices.

Western Bituminous — Operating margins improved as a result of an increase in export sales and a decrease in per-ton costs due to higher production levels.

Interest expense.       Interest expense consists primarily of interest on our 6.75% senior notes, the discount on trade accounts receivable sold to Arch Coal under Arch Coal’s accounts receivable securitization program, interest on commercial paper, and interest on the $225.0 million loan from Arch Coal.

Liquidity and Capital Resources

Liquidity and capital resources

Our primary sources of cash are coal sales to customers and debt related to significant transactions. Excluding any significant business acquisitions, we generally satisfy our working capital requirements and fund capital expenditures and debt-service obligations with cash generated from operations, and if necessary, from Arch Coal. Arch Coal manages our cash transactions. Cash paid to or from us that is not considered a distribution or a contribution is recorded through a note receivable from Arch Coal, with the exception of the borrowings under the intercompany credit agreement.

Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond our control.

On May 1, 2012, Arch Western Finance commenced a cash tender offer for any and all of its outstanding senior notes. In connection with the tender offer, Arch Western Finance is soliciting consents from the holders of the senior notes for certain proposed amendments to the indenture governing the notes that would eliminate most of the covenants and certain default provisions applicable to the senior notes, as well as reduce the minimum notice period in the optional redemption provision of the senior notes from 30 days to three days. If Arch Western Finance purchases less than all of the outstanding senior notes in the tender offer, it intends to redeem any senior notes that remain outstanding. The terms and conditions of the tender offer and consent solicitation are described in an Offer to Purchase and Consent Solicitation Statement (the “Statement”) and a related Consent and Letter of Transmittal (the “Letter of Transmittal”), which have been sent to holders of the senior notes. Arch Western Finance’s obligations to accept any senior notes tendered and to pay the applicable consideration for them are set forth solely in the Statement and the Consent and Letter of Transmittal. This Quarterly Report on Form 10-Q is not an offer to purchase, a solicitation of an offer to sell, or a solicitation of consents with respect to any securities. Neither we nor Arch Western Finance is making any recommendation in connection with the tender offer and the consent solicitation. The Consent Solicitation expires on May 14, 2012, prior to which the consideration for each $1,000 of principal is $1,002.50. For notes tendered after the expiration of the Consent Solicitation and before May 29, 2012, the end of the tender offer, the consideration for each $1,000 of principal is $972.50.

The funding for the tender offer will be provided by a loan from Arch Coal.

The following is a summary of cash provided by or used in each of the indicated types of activities.

	Three Months Ended March
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(19,786)	$66,939
Investing activities	14,900	(84,323)
Financing activities	—	3,681

Cash provided by operating activities decreased in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to our lower operating income and also as a result of an increased investment in working capital, primarily coal inventories, and a decrease in accounts payable in 2012.

Our investing activities consist primarily of capital spending and activity under the intercompany note receivable from Arch Coal.

Critical Accounting Policies

For a description of our critical accounting policies, see “Critical Accounting Policies” under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2012.

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

We are also exposed to the risk of fluctuations in cash flows related to our purchase of diesel fuel. We use approximately 40-50 million gallons of diesel fuel annually in our operations.  Arch Coal enters into heating oil options to reduce the risk of increases in the price of diesel fuel.

We are exposed to market risk associated with fluctuating interest rates on the notes payable to Arch Coal. A one percentage point increase in the interest rates related to these borrowings would result in an annualized increase in interest expense of $2.3 million, based on borrowing levels at March 31, 2012.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were effective as of such date.  There were no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.            Legal Proceedings

We are involved in various claims and legal actions in the ordinary course of business.  In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending will not have a material adverse effect on our results of operations or financial results.

Item 4.            Mine Safety Disclosures

The statement concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q for the period ended March 31, 2012.

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

May 15, 2012